Form 10-Q
period 2022-12-31
CIMPRESS plc
filed 2023-01-26
CIK 1262976

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 23, 2023, there were 26,242,142 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$111,279	$277,053
Marketable securities	85,070	49,952
Accounts receivable, net of allowances of $6,473 and $6,140, respectively	70,433	63,885
Inventory	140,517	126,728
Prepaid expenses and other current assets	118,015	108,697
Total current assets	525,314	626,315
Property, plant and equipment, net	278,347	286,826
Operating lease assets, net	70,142	80,694
Software and website development costs, net	93,686	90,474
Deferred tax assets	9,519	113,088
Goodwill	776,788	766,600
Intangible assets, net	131,274	154,730
Marketable securities, non-current	17,107	—
Other assets	49,929	48,945
Total assets	$1,952,106	$2,167,672
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$318,554	$313,710
Accrued expenses	264,510	253,841
Deferred revenue	48,911	58,861
Short-term debt	10,218	10,386
Operating lease liabilities, current	22,857	27,706
Other current liabilities	31,685	28,035
Total current liabilities	696,735	692,539
Deferred tax liabilities	47,178	41,142
Long-term debt	1,679,059	1,675,562
Operating lease liabilities, non-current	50,218	57,474
Other liabilities	79,662	64,394
Total liabilities	2,552,852	2,531,111
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	12,565	131,483
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,211,416 and 44,083,569 shares issued, respectively; 26,240,169 and 26,112,322 shares outstanding, respectively	615	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	521,531	501,003
Retained earnings	256,152	414,138
Accumulated other comprehensive loss	(28,059)	(47,128)
Total shareholders' deficit	(613,311)	(494,922)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,952,106	$2,167,672
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$845,202	$849,716	$1,548,617	$1,507,315
Cost of revenue (1)	455,393	423,937	833,128	762,926
Technology and development expense (1)	77,723	70,267	152,198	137,544
Marketing and selling expense (1)	205,148	208,616	406,078	383,313
General and administrative expense (1)	49,791	46,726	103,863	93,274
Amortization of acquired intangible assets	12,362	13,882	24,712	27,340
Restructuring expense (1)	11,207	307	13,027	(2)
Income from operations	33,578	85,981	15,611	102,920
Other (expense) income, net	(17,392)	12,839	10,005	26,009
Interest expense, net	(28,597)	(25,369)	(53,403)	(51,057)
(Loss) income before income taxes	(12,411)	73,451	(27,787)	77,872
Income tax expense	126,129	17,298	135,494	26,679
Net (loss) income	(138,540)	56,153	(163,281)	51,193
Add: Net (income) attributable to noncontrolling interests	(1,460)	(1,364)	(2,160)	(3,102)
Net (loss) income attributable to Cimpress plc	$(140,000)	$54,789	$(165,441)	$48,091
Basic net (loss) income per share attributable to Cimpress plc	$(5.34)	$2.10	$(6.31)	$1.84
Diluted net (loss) income per share attributable to Cimpress plc	$(5.34)	$2.08	$(6.31)	$1.82
Weighted average shares outstanding — basic	26,234,747	26,096,786	26,206,782	26,084,518
Weighted average shares outstanding — diluted	26,234,747	26,402,703	26,206,782	26,493,258
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$176	$127	$369	$243
Technology and development expense	4,267	3,355	7,308	6,258
Marketing and selling expense	1,752	2,798	4,211	5,475
General and administrative expense	5,352	6,225	10,134	11,535
Restructuring expense	493	—	649	—

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net (loss) income	$(138,540)	$56,153	$(163,281)	$51,193
Other comprehensive income (loss), net of tax:
Foreign currency translation gains, net of hedges	11,120	3,542	2,938	3,359
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(5,649)	(2,498)	11,111	(4,423)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	3,136	7,768	198	13,314
Gain on pension benefit obligation, net	—	444	—	444
Comprehensive (loss) income	(129,933)	65,409	(149,034)	63,887
Add: Comprehensive loss (income) attributable to noncontrolling interests	2,015	(760)	2,662	(1,641)
Total comprehensive (loss) income attributable to Cimpress plc	$(127,918)	$64,649	$(146,372)	$62,246
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2022	44,084	$615	—	$—	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
Restricted share units vested, net of shares withheld for taxes	112	—	—	—	—	—	(2,212)	—	—	(2,212)
Share-based compensation expense	—	—	—	—	—	—	10,653	—	—	10,653
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(25,441)	—	(25,441)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(2,725)	—	(2,725)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	13,822	13,822
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(6,835)	(6,835)
Balance at September 30, 2022	44,196	$615	—	$—	(17,971)	$(1,363,550)	$509,444	$385,972	$(40,141)	$(507,660)
Restricted share units vested, net of shares withheld for taxes	15	—	—	—	—	—	(158)	—	—	(158)
Share-based compensation expense	—	—	—	—	—	—	12,245	—	—	12,245
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(140,000)	—	(140,000)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	10,180	—	10,180
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(2,513)	(2,513)
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	14,595	14,595
Balance at December 31, 2022	44,211	$615	—	$—	(17,971)	$(1,363,550)	$521,531	$256,152	$(28,059)	$(613,311)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2022	2021
Operating activities
Net (loss) income	$(163,281)	$51,193
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	81,816	89,746
Share-based compensation expense	22,671	23,511
Deferred taxes	116,927	3,977
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net (loss) income	25,897	(23,020)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(4,982)	(6,302)
Other non-cash items	11,908	(1,699)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(5,465)	(13,102)
Inventory	(26,249)	(23,327)
Prepaid expenses and other assets	(13,176)	(9,969)
Accounts payable	10,960	69,318
Accrued expenses and other liabilities	(1,151)	19,585
Net cash provided by operating activities	55,875	179,911
Investing activities
Purchases of property, plant and equipment	(26,490)	(26,539)
Business acquisitions, net of cash acquired	(498)	(68,946)
Capitalization of software and website development costs	(29,246)	(32,134)
Proceeds from the sale of assets	1,365	25,835
Purchases of marketable securities	(84,030)	—
Proceeds from maturity of held-to-maturity investments	32,330	27,000
Payments for settlement of derivatives designated as hedging instruments	—	(1,880)
Other investing activities	—	(617)
Net cash used in investing activities	(106,569)	(77,281)
Financing activities
Proceeds from borrowings of debt	10,000	—
Payments of debt	(16,586)	(7,671)
Payments of debt issuance costs	(51)	(1,435)
Payments of purchase consideration included in acquisition-date fair value	(225)	—
Payments of withholding taxes in connection with equity awards	(2,370)	(2,898)
Payments of finance lease obligations	(4,264)	(33,107)
Purchase of noncontrolling interests	(95,567)	(324)
Distributions to noncontrolling interests	(3,652)	(3,963)
Other financing activities	—	41
Net cash used in financing activities	(112,715)	(49,357)
Effect of exchange rate changes on cash	1,765	(5,137)
Change in cash held for sale	(4,130)	—
Net (decrease) increase in cash and cash equivalents	(165,774)	48,136
Cash and cash equivalents at beginning of period	277,053	183,023
Cash and cash equivalents at end of period	$111,279	$231,159

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)
	Six Months Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$50,820	$49,687
Income taxes	11,166	15,825
Non-cash investing and financing activities
Property and equipment acquired under finance leases	8,643	3,596
Amounts accrued related to property, plant and equipment	9,903	9,818
Amounts accrued related to capitalized software development costs	82	475
Amounts accrued related to business acquisitions	6,838	52,677
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

Mandatorily Redeemable Noncontrolling Interests

Noncontrolling interests held by third parties in consolidated subsidiaries are considered mandatorily redeemable when they are subject to an unconditional obligation to be redeemed by both parties. The redeemable noncontrolling interest must be required to be repurchased on a specified date or on the occurrence of a specified event that is certain to occur and is to be redeemed via the transfer of assets. Mandatorily redeemable noncontrolling interests are presented as liability-based financial instruments and are re-measured on a recurring basis to the expected redemption value.

During the second quarter of fiscal 2023, the exercise of put options by the minority shareholders of three PrintBrothers businesses to redeem a portion of their equity interests triggered a mandatory redemption feature for the remaining minority interests after exercise. As such, we reclassified the remaining minority equity interests from redeemable noncontrolling interest to mandatorily redeemable noncontrolling interest, which is presented as part of other liabilities on the consolidated balance sheets. Refer to Note 10 for additional details.

Marketable Securities
We hold certain investments that are classified as held-to-maturity (HTM) as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S. Treasury securities, specifically U.S. Treasury bills, notes, and bonds, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium term notes. We invest in securities with a maturity of two years or less. As the investments are classified as held-to-maturity they are recorded at amortized cost and interest income is recorded as it is earned within interest expense, net.
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three and six months ended December 31, 2022 and 2021.
The following is a summary of the net carrying amount, unrealized gains, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of December 31, 2022 and June 30, 2022.

	December 31, 2022
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$40,985	$(227)	$40,758
Corporate debt securities	39,821	(304)	39,517
U.S. government securities	4,264	(66)	4,198
Total due within one year or less	85,070	(597)	84,473
Due between one and two years:
Corporate debt securities	12,144	(253)	11,891
U.S. government securities	4,963	(80)	4,883
Total due within between one and two years	17,107	(333)	16,774

Total held-to-maturity securities	$102,177	$(930)	$101,247

	June 30, 2022
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$49,952	$(546)	$49,406
Total held-to-maturity securities	$49,952	$(546)	$49,406
Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
(Losses) gains on derivatives not designated as hedging instruments (1)	$(24,196)	$6,481	$4,449	$19,808
Currency-related gains, net (2)	6,227	5,551	6,030	5,874
Other gains (losses)	577	807	(474)	327
Total other (expense) income, net	$(17,392)	$12,839	$10,005	$26,009
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as the ineffective portion of certain interest rate swap contracts that were de-designated from hedge accounting in the prior periods. For contracts not designated as hedging instruments, we realized gains of $16,368 and $30,988 for the three and six months ended December 31, 2022, and losses of $746 and $4,418 for the three and six months ended December 31, 2021. Refer to Note 4 for additional details relating to our derivative contracts.

(2) Currency-related gains, net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, we have a cross-currency swap designated as a cash flow hedge which hedges the remeasurement of an intercompany loan. Refer to Note 4 for additional details relating to this cash flow hedge.

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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Weighted average shares outstanding, basic	26,234,747	26,096,786	26,206,782	26,084,518
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)	—	305,917	—	408,740
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	26,234,747	26,402,703	26,206,782	26,493,258
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)(2)	3,286,936	567,220	2,987,875	292,834
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is not included as they are anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and six months ended December 31, 2022, the weighted average anti-dilutive effect of the warrants was 1,055,377 shares in both periods, and 281,884 and 345,722 shares for the three and six months ended December 31, 2021, respectively.

Recently Issued or Adopted Accounting Pronouncements

Adopted Accounting Standards

In December 2022, the FASB issued Accounting Standards Update No. 2022-06 "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848" (ASU 2022-06), which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 30, 2024 based on the expectation that the London Interbank Offered Rate (LIBOR) will cease to be published as of June 30, 2023. We applied the transition guidance to our two Term SOFR interest rate swap contracts this quarter and will apply the guidance when updating existing interest rate swap contracts to index to a replacement rate. There was no material impact on our consolidated financial statements in the periods presented.

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

Issued Accounting Standards to be Adopted

In September 2022, the FASB issued Accounting Standards Update No. 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" (ASU 2022-04), which provides authoritative guidance for expanded disclosure requirements for supply chain finance programs. The standard is effective on July 1, 2023. Cimpress businesses have an active supply chain finance program which will require additional disclosure after adoption of this standard. We will include the expanded disclosure requirements starting in the first quarter of fiscal 2024.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$23,550	$—	$23,550	$—
Currency forward contracts	4,579	—	4,579	—
Currency option contracts	4,514	—	4,514	—
Total assets recorded at fair value	$32,643	$—	$32,643	$—

Liabilities
Cross-currency swap contracts	$(1,313)	$—	$(1,313)	$—
Currency forward contracts	(3,654)	—	(3,654)	—
Currency option contracts	(599)	—	(599)	—
Total liabilities recorded at fair value	$(5,566)	$—	$(5,566)	$—

	June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$14,336	$—	$14,336	$—
Currency forward contracts	20,638	—	20,638	—
Currency option contracts	10,611	—	10,611	—
Total assets recorded at fair value	$45,585	$—	$45,585	$—

Liabilities
Cross-currency swap contracts	$(446)	$—	$(446)	$—
Currency forward contracts	(505)	—	(505)	—
Currency option contracts	(9)	—	(9)	—
Total liabilities recorded at fair value	$(960)	$—	$(960)	$—

During the six months ended December 31, 2022 and year ended June 30, 2022, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of December 31, 2022 and June 30, 2022, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of December 31, 2022 and June 30, 2022, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,706,972 and $1,705,365, respectively, and the fair value was $1,530,471 and $1,600,627, respectively. Our debt at December 31, 2022 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2022 and June 30, 2022 our held-to-maturity marketable securities were held at an amortized cost of $102,177 and $49,952, respectively, while the fair value was $101,247 and $49,406, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
As of December 31, 2022, we estimate that $8,207 will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2023. As of December 31, 2022, we had fourteen effective outstanding interest rate swap contracts. Twelve of our swaps are indexed to USD LIBOR, while the remaining two are indexed to Term SOFR. The transition relief guidance from ASC 848 was applied to designate the two Term SOFR swap contracts that we entered into during the current quarter for hedge accounting. After USD LIBOR sunsets on June 30, 2023, we may convert our contracts to index to Term SOFR, otherwise the contracts will be subject to the fallback language within our credit agreement.
Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2022	$400,000
Contracts with a future start date	430,000
Total	$830,000
Hedges of Currency Risk
Cross-Currency Swap Contracts
From time to time, we execute cross-currency swap contracts designated as cash flow hedges or net investment hedges. Cross-currency swaps involve an initial receipt of the notional amount in the hedged currency in exchange for our reporting currency based on a contracted exchange rate. Subsequently, we receive fixed rate payments in our reporting currency in exchange for fixed rate payments in the hedged currency over the life of the contract. At maturity, the final exchange involves the receipt of our reporting currency in exchange for the notional amount in the hedged currency.
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of December 31, 2022, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of December 31, 2022, we estimate that $1,794 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2023.
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
As of December 31, 2022, we have one intercompany loan designated as a net investment hedge with a total notional amount of $364,524 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2022 and 2021, we experienced volatility within other (expense)

income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of December 31, 2022, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$534,594	March 2021 through December 2022	Various dates through Dec 2024	536	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2022 and June 30, 2022. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$23,554	$(4)	$23,550	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(1,313)	—	(1,313)
Total derivatives designated as hedging instruments		$23,554	$(4)	$23,550		$(1,313)	$—	$(1,313)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,920	$(1,341)	$4,579	Other current liabilities / other liabilities	$(6,128)	$2,474	$(3,654)
Currency option contracts	Other current assets / other assets	4,537	(23)	4,514	Other liabilities	(1,243)	644	(599)
Total derivatives not designated as hedging instruments		$10,457	$(1,364)	$9,093		$(7,371)	$3,118	$(4,253)

	June 30, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$14,336	$—	$14,336	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(446)	—	$(446)
Total derivatives designated as hedging instruments		$14,336	$—	$14,336		$(446)	$—	$(446)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$24,440	$(3,802)	$20,638	Other current liabilities / other liabilities	$(505)	$—	$(505)
Currency option contracts	Other current assets / other assets	10,612	(1)	10,611	Other current liabilities / other liabilities	(9)	—	(9)
Total derivatives not designated as hedging instruments		$35,052	$(3,803)	$31,249		$(514)	$—	$(514)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income, net of tax, for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$(1,266)	$5,021	$11,688	$5,540
Cross-currency swaps	(4,383)	(7,519)	(577)	(9,963)
Derivatives in net investment hedging relationships
Intercompany loan	(18,636)	8,359	(5,684)	17,386
Currency forward contracts	—	2,922	—	6,414
Total	$(24,285)	$8,783	$5,427	$19,377
The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2022 and 2021:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$(1,089)	$2,973	$(692)	$5,470	Interest expense, net
Cross-currency swaps	4,606	3,821	864	7,808	Other (expense) income, net
Total before income tax	3,517	6,794	172	13,278	(Loss) income before income taxes
Income tax	(381)	974	26	36	Income tax expense
Total	$3,136	$7,768	$198	$13,314

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and six months ended December 31, 2022 and 2021 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that did not qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net (Loss) Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Currency contracts	$(24,196)	$7,161	$4,449	$20,024	Other (expense) income, net
Interest rate swaps	—	(680)	—	(216)	Other (expense) income, net
Total	$(24,196)	$6,481	$4,449	$19,808
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $3,888 for the six months ended December 31, 2022:

	Gains on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2022	$5,179	$(86)	$(52,221)	$(47,128)
Other comprehensive income before reclassifications	11,111	—	7,760	18,871
Amounts reclassified from accumulated other comprehensive loss to net loss	198	—	—	198
Net current period other comprehensive income	11,309	—	7,760	19,069
Balance as of December 31, 2022	$16,488	$(86)	$(44,461)	$(28,059)
________________________
(1) Gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2022 and June 30, 2022, the translation adjustment is inclusive of both the unrealized and realized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,079 have been included in accumulated other comprehensive loss as of December 31, 2022 and June 30, 2022. Intercompany loan hedge gains of $42,519 and $51,003 have been included in accumulated other comprehensive loss as of December 31, 2022 and June 30, 2022, respectively.

6. Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2022 and June 30, 2022 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2022	$291,498	$130,828	$143,969	$200,305	$766,600
Adjustments	—	—	—	225	225
Effect of currency translation adjustments (1)	2,384	3,619	3,960	—	9,963
Balance as of December 31, 2022	$293,882	$134,447	$147,929	$200,530	$776,788
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2022	June 30, 2022
Compensation costs	$67,900	$78,521
Income and indirect taxes	55,261	41,886
Advertising costs	20,887	25,925
Shipping costs	13,492	10,228
Third party manufacturing and digital content costs	17,961	15,790
Variable compensation incentives (1)	8,578	—
Sales returns	6,686	6,286
Restructuring costs (2)	5,239	13,449
Professional fees	3,998	2,394
Interest payable	2,901	2,477
Other	61,607	56,885
Total accrued expenses	$264,510	$253,841
______________________
(1) Includes cash-based employee long-term incentives, which are variable based on the performance of individual businesses and vest over four years.
(2) Includes accrued restructuring charges related to severance benefits primarily from our fiscal year 2022 actions. Refer to Note 13 for additional details.

Other current liabilities included the following:

	December 31, 2022	June 30, 2022
Current portion of finance lease obligations	$7,198	$6,684
Short-term derivative liabilities	7,593	4,299
Other	16,894	17,052
Total other current liabilities	$31,685	$28,035

Other liabilities included the following:

	December 31, 2022	June 30, 2022
Long-term finance lease obligations	$19,935	$14,699
Long-term derivative liabilities	2,460	463
Mandatorily redeemable noncontrolling interest (1)	11,724	—
Long-term compensation incentives	17,577	19,934
Other	27,966	29,298
Total other liabilities	$79,662	$64,394
______________________
(1) During the second quarter of fiscal year 2023, we reclassified the noncontrolling interest for three businesses in the PrintBrothers reportable segment to other liabilities, due to the exercise of a put option in the current quarter for a portion of the minority equity interests that triggered a mandatory redemption feature for the remaining minority equity interest. Subsequent to the option exercise, we recognized an accretion adjustment to increase the liability by $2,142 to the estimated redemption value due to the businesses' continued strong performance, which is recognized within interest expense, net in our consolidated statements of operations. Refer to Note 10 for additional details.

8. Debt

	December 31, 2022	June 30, 2022
7.0% Senior Notes due 2026	$600,000	$600,000
Senior secured credit facility	1,100,238	1,097,302
Other	6,734	8,063
Debt issuance costs and debt premiums (discounts)	(17,695)	(19,417)
Total debt outstanding, net	1,689,277	1,685,948
Less: short-term debt (1)	10,218	10,386
Long-term debt	$1,679,059	$1,675,562
_____________________
(1) Balances as of December 31, 2022 and June 30, 2022 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,502 and $3,498, respectively.
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2022, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes (as defined below).
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
LIBOR is expected to sunset on June 30, 2023, and under the terms of our Restated Credit Agreement our benchmark rate will automatically transition to Term SOFR.
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
As of December 31, 2022, we have borrowings under the Restated Credit Agreement of $1,100,238 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of December 31, 2022.
As of December 31, 2022, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 6.52%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of December 31, 2022.
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of December 31, 2022, we have not redeemed any of the 2026 Notes.

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2022 and June 30, 2022, we had $6,734 and $8,063, respectively, outstanding for those obligations that are payable through March 2027.
9. Income Taxes
Our income tax expense was $126,129 and $135,494 for the three and six months ended December 31, 2022, respectively, as compared to $17,298 and $26,679 for the three and six months ended December 31, 2021, respectively. Tax expense increased year over year for both comparable periods due to the Swiss valuation allowance, discussed below, offset by lower tax expense on decreased profits. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal year 2023 as compared to fiscal year 2022 primarily due to a forecasted pre-tax loss. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

During the second quarter of fiscal year 2023, we recorded a full valuation allowance on Swiss deferred tax assets of $116,694 primarily related to Swiss tax reform benefits recognized in fiscal year 2020 and tax loss carryforwards. Management concluded that based on the current period results, that objective and verifiable negative evidence of recent losses in Switzerland outweighed more subjective positive evidence of anticipated future income.

As of December 31, 2022 we had unrecognized tax benefits of $15,852, including accrued interest and penalties of $1,658. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,777 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $370 to $420 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2022 remain open for examination by the U.S. Internal Revenue Service and the years 2015 through 2022 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team own a minority portion of the equity. The put options for several of our noncontrolling interests were exercised during the current quarter as summarized below. In addition to the noncontrolling interests described below, we also have several less significant minority interests that span multiple businesses and reportable segments.
PrintBrothers
Members of the PrintBrothers management team hold minority equity interests in several businesses within the reportable segment. During the second quarter of fiscal year 2023, put options were exercised by the minority interest holders for a portion of their equity interests that required us to purchase 10% to 11% in three of the respective businesses for a total of $90,841. The exercise of the put options triggered a mandatory redemption feature for the remaining minority equity interests, which requires the purchase of the remaining 1% equity interests on the third anniversary of the put option exercise, absent the earlier exercise of a call option on the first and second anniversaries by Cimpress. The remaining noncontrolling interests are mandatorily redeemable, which requires the reclassification of the remaining equity interests to a liability, which has been presented in other liabilities within our consolidated balance sheet.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable Noncontrolling Interest
Balance as of June 30, 2022	$131,483
Net income attributable to noncontrolling interests	2,160
Distribution to noncontrolling interests (1)	(3,652)
Purchase of noncontrolling interest (2)	(95,567)
Accretion to redemption value (3)	(7,455)
Reclassification to mandatorily redeemable noncontrolling interest (4)	(9,582)
Foreign currency translation	(4,822)
Balance as of December 31, 2022	$12,565
_________________
(1) Distributions to noncontrolling interests include contractually required profit sharing payments made annually to the minority interest holders in one of the PrintBrothers businesses.
(2) As discussed above, we purchased an additional 10% to 11% of the equity interests in three PrintBrothers businesses during the second quarter of fiscal year 2023. We also purchased the 1% minority interest in our BuildASign business this quarter.
(3) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of changes in the estimated redemption amount to the extent increases do not exceed the estimated fair value.
(4) During the second quarter of fiscal year 2023, the minority equity interest holders of three PrintBrothers businesses exercised a put option that triggered a mandatory redemption feature for the remaining minority equity interests. The remaining minority equity interests were reclassified to mandatorily redeemable noncontrolling interests, as part of other liabilities within the consolidated balance sheets. Refer above for additional information regarding the transaction and Note 7 for additional details about the reclassified liability balance.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of December 31, 2022, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, Vista Corporate Solutions, and Depositphotos, which together represent a full-service design, digital and print solution, elevating small businesses’ presence in physical and digital spaces and empowering them to achieve success.
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses.
•The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses.
•National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts.
•All Other Businesses - Includes two businesses grouped together based on materiality. In addition to BuildASign, which is a larger and profitable business, the All Other Businesses reportable segment consists of another, smaller business that we continue to manage at a relatively modest operating loss.
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
During the fourth quarter of fiscal 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We revised our presentation of the prior period results to reflect our updated segment reporting, which decreased both Vista segment EBITDA and Central and corporate costs by $1,923 and $3,042 for the three and six months ended December 31, 2021.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue:
Vista	$437,736	$448,114	$807,105	$797,594
PrintBrothers	148,598	137,694	281,297	263,051
The Print Group	89,336	90,130	166,159	162,950
National Pen	120,621	124,717	202,287	193,981
All Other Businesses	59,998	57,719	111,825	105,590
Total segment revenue	856,289	858,374	1,568,673	1,523,166
Inter-segment eliminations (1)	(11,087)	(8,658)	(20,056)	(15,851)
Total consolidated revenue	$845,202	$849,716	$1,548,617	$1,507,315
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended December 31, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$291,885	$—	$—	$62,208	$52,200	$406,293
Europe	110,143	148,089	86,291	50,799	—	395,322
Other	35,206	—	—	2,130	6,251	43,587
Inter-segment	502	509	3,045	5,484	1,547	11,087
Total segment revenue	437,736	148,598	89,336	120,621	59,998	856,289
Less: inter-segment elimination	(502)	(509)	(3,045)	(5,484)	(1,547)	(11,087)
Total external revenue	$437,234	$148,089	$86,291	$115,137	$58,451	$845,202

	Six Months Ended December 31, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$558,371	$—	$—	$111,655	$95,492	$765,518
Europe	180,639	280,471	161,282	75,744	—	698,136
Other	67,083	—	—	4,682	13,198	84,963
Inter-segment	1,012	826	4,877	10,206	3,135	20,056
Total segment revenue	807,105	281,297	166,159	202,287	111,825	1,568,673
Less: inter-segment elimination	(1,012)	(826)	(4,877)	(10,206)	(3,135)	(20,056)
Total external revenue	$806,093	$280,471	$161,282	$192,081	$108,690	$1,548,617

	Three Months Ended December 31, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$289,615	$—	$—	$57,976	$51,035	$398,626
Europe	117,627	137,173	87,596	53,797	—	396,193
Other	39,767	—	—	9,229	5,901	54,897
Inter-segment	1,105	521	2,534	3,715	783	8,658
Total segment revenue	448,114	137,694	90,130	124,717	57,719	858,374
Less: inter-segment elimination	(1,105)	(521)	(2,534)	(3,715)	(783)	(8,658)
Total external revenue	$447,009	$137,173	$87,596	$121,002	$56,936	$849,716

	Six Months Ended December 31, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$534,064	$—	$—	$99,014	$92,343	$725,421
Europe	189,160	262,301	158,751	74,648	—	684,860
Other	72,563	—	—	12,762	11,709	97,034
Inter-segment	1,807	750	4,199	7,557	1,538	15,851
Total segment revenue	797,594	263,051	162,950	193,981	105,590	1,523,166
Less: inter-segment elimination	(1,807)	(750)	(4,199)	(7,557)	(1,538)	(15,851)
Total external revenue	$795,787	$262,301	$158,751	$186,424	$104,052	$1,507,315

The following table includes segment EBITDA by reportable segment, total income from operations and total (loss) income before income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Segment EBITDA:
Vista	$55,157	$90,766	$85,894	$157,686
PrintBrothers	19,509	18,605	34,500	34,888
The Print Group	13,681	16,358	25,901	30,747
National Pen	24,783	31,599	23,486	23,551
All Other Businesses	5,406	6,264	11,584	11,155
Total segment EBITDA	118,536	163,592	181,365	258,027
Central and corporate costs	(33,802)	(34,703)	(68,380)	(68,856)
Depreciation and amortization	(40,874)	(45,314)	(81,816)	(89,746)
Certain impairments and other adjustments	925	2,713	(2,531)	3,493
Restructuring-related charges	(11,207)	(307)	(13,027)	2
Total income from operations	33,578	85,981	15,611	102,920
Other (expense) income, net	(17,392)	12,839	10,005	26,009
Interest expense, net	(28,597)	(25,369)	(53,403)	(51,057)
(Loss) income before income taxes	$(12,411)	$73,451	$(27,787)	$77,872

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Depreciation and amortization:
Vista	$14,193	$17,563	$28,863	$33,966
PrintBrothers	5,149	5,106	9,922	10,340
The Print Group	5,799	6,612	11,661	13,196
National Pen	5,795	6,220	11,686	12,128
All Other Businesses	4,326	4,381	8,842	9,423
Central and corporate costs	5,612	5,432	10,842	10,693
Total depreciation and amortization	$40,874	$45,314	$81,816	$89,746

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Purchases of property, plant and equipment:
Vista	$6,445	$7,881	$9,569	$10,359
PrintBrothers	1,053	1,204	1,761	2,716
The Print Group	5,270	5,249	10,089	6,677
National Pen	846	1,023	2,447	2,211
All Other Businesses	767	2,157	1,835	3,672
Central and corporate costs	351	401	789	904
Total purchases of property, plant and equipment	$14,732	$17,915	$26,490	$26,539

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Capitalization of software and website development costs:
Vista	$5,139	$8,618	$11,774	$16,190
PrintBrothers	1,069	236	1,458	468
The Print Group	771	519	1,261	945
National Pen	512	1,053	1,100	1,731
All Other Businesses	899	1,083	1,823	2,267
Central and corporate costs	5,526	4,986	11,830	10,533
Total capitalization of software and website development costs	$13,916	$16,495	$29,246	$32,134
The following table sets forth long-lived assets by geographic area:

	December 31, 2022	June 30, 2022
Long-lived assets (1):
United States (2)	$83,937	$95,589
Switzerland	74,775	72,394
Netherlands	68,074	67,240
Canada	58,746	58,498
Italy	46,328	48,262
France	25,855	25,383
Jamaica	18,642	18,744
Australia	20,048	17,751
Japan (3)	—	11,392
Other	94,263	90,677
Total	$490,668	$505,930
___________________
(1) Excludes goodwill of $776,788 and $766,600, intangible assets, net of $131,274 and $154,730, deferred tax assets of $9,519 and $113,088, and marketable securities, non-current of $17,107 and zero as of December 31, 2022 and June 30, 2022, respectively.
(2) The decrease of the United States long-lived assets is primarily driven by the termination of our Waltham, MA lease in August 2022 that resulted in a reduction to the operating lease asset and related leasehold improvements.
(3) The decrease in Japan's long-lived assets is due to the planned sale of the land and building, which resulted in the reclassification of the carrying value to prepaid expenses and other current assets because it meets held-for-sale criteria during the current quarter. Refer to Note 13 for additional details.
12. Commitments and Contingencies
Purchase Obligations
At December 31, 2022, we had unrecorded commitments under contract of $235,619, including third-party cloud services of $87,452; inventory, third-party fulfillment and digital service purchase commitments of $69,588; software of $28,874; advertising of $20,862; production and computer equipment purchases of $5,798; professional and consulting fees of $4,206, and other unrecorded purchase commitments of $18,839.
Other Obligations
We deferred payments for several of our acquisitions, resulting in the recognition of a liability of $6,838 as of December 31, 2022, which primarily relates to a deferred payment for our acquisition of Depositphotos that is expected to be paid during the third quarter of fiscal 2023.
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
13. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets, costs to exit loss-making operations, and other related costs including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA.

During the three and six months ended December 31, 2022, we recognized restructuring charges of $11,207 and $13,027, respectively, and immaterial charges in the prior comparable periods. For the three and six months ended December 31, 2022, $7,265 and $8,722, respectively, were recognized in our Vista reportable segment primarily related to the impairment and write-off of assets associated with our previously announced plan to exit the Japanese market. In addition, we recognized $3,561 for the three and six months ended December 31, 2022 within our All Other Businesses reportable segment, which includes losses related to our planned sale of our Chinese business, which closed in January 2023. The remaining costs in the current periods include severance and related benefits associated with previously announced actions in our National Pen reportable segment and in our central and corporate costs.

The following table summarizes the restructuring activity during the six months ended December 31, 2022.

	Severance and Related Benefits	Other Restructuring Costs	Accrued restructuring liability
Balance as of June 30, 2022	$13,449	$—	$13,449
Restructuring charges	2,335	10,692	13,027
Cash payments	(9,827)	—	(9,827)
Non-cash charges (1)	(649)	(10,692)	(11,341)
Foreign currency translation	(69)	—	(69)
Balance as of December 31, 2022	$5,239	$—	$5,239
________________
(1) During the three and six months ended December 31, 2022, non-cash restructuring charges primarily includes the loss recorded on assets that are held-for-sale for our planned Japan and China exits as described above, and share-based compensation expense upon modification to accelerate the vesting of share-based compensation awards for the actions described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results; the persistence of higher costs and supply chain disruptions and the expected impacts of those costs and disruptions on our business; our planned cost reductions and the expected effects of the cost reductions; the expected impacts of our mass customization platform; our competitive advantages; the expected effects of mid- and upper-funnel advertising in Vista; sufficiency of our liquidity position; legal proceedings; and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints, inflation, and the lingering effects of the COVID-19 pandemic; our inability to mitigate increases in our costs by increasing our prices and taking other measures; our inability to make the cost reductions that we plan to make or the failure of the cost reductions to affect our financial results as expected; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions, including the possibility of an economic downturn in some or all of our markets; and other factors described in this Report and the documents that we periodically file with the SEC.
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
As of December 31, 2022, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and six months ended December 31, 2022 as compared to the three and six months ended December 31, 2021 follows:

Second Quarter Fiscal Year 2023
•Revenue was flat at $845.2 million.
•Constant-currency revenue increased by 6% and by 5% when excluding the revenue of acquired companies for the first twelve months after acquisition (both non-GAAP financial measures).
•Operating income decreased by $52.4 million to $33.6 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $30.9 million to $111.2 million.
•Diluted net (loss) income per share attributable to Cimpress plc decreased from income of $2.08 to a loss of $5.34 per share in the current period.
Year to Date Fiscal Year 2023
•Revenue increased by 3% to $1,548.6 million.
•Constant-currency revenue increased by 10% and by 9% when excluding the revenue of acquired companies for the first twelve months after acquisition (both non-GAAP financial measures).
•Operating income decreased by $87.3 million to $15.6 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $52.9 million to $156.8 million.
•Diluted net (loss) income per share attributable to Cimpress plc decreased from income of $1.82 to a loss of $6.31 in the current period.
•Cash provided by operating activities decreased by $124.0 million to $55.9 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $121.1 million to $0.1 million.
For the three months ended December 31, 2022, reported revenue was flat year over year, and currency exchange fluctuations had a significant negative effect on revenue. Constant-currency revenue grew across all segments including growth in revenue from new customers in the Vista business; however, constant-currency revenue from consumer products in Vista and BuildASign during this seasonally important quarter was down slightly. The increase in constant-currency revenue was due to growth across all businesses including the impact of increased pricing during the past twelve months, as these actions were one tool we used to mitigate inflationary cost pressures.
For the three months ended December 31, 2022, the decrease in operating income was primarily due to the impact of cost inflation, as well as unfavorable product mix shifts in our Vista business, which both weighed on gross margins. Inflationary pressures on raw materials, energy and labor were partially offset by actions taken to increase pricing. We also recognized an increase in restructuring charges of $10.9 million, primarily related to exiting our businesses in Japan and China, as well as increased advertising spend mainly in Vista, driven by mid- and upper-funnel advertising. These cost increases were partially offset by cost containment measures put in place during the current quarter, which offset some of the year-over-year decline in gross profit.
Adjusted EBITDA decreased year over year, primarily for the same reasons operating income decreased. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and non-cash gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was a benefit of approximately $6.5 million for the three months ended December 31, 2022.
Diluted net loss per share attributable to Cimpress plc increased for the three months ended December 31, 2022 primarily due to an increase in income tax expense of $108.8 million, driven by the recognition of a valuation allowance against Swiss deferred tax assets, for which we concluded recognition was no longer supported; the decrease in operating income as described above; and the effects of unrealized currency losses caused by exchanged rate volatility that more than offset realized gains recognized in the current quarter.
As described above, the impact of cost inflation, net of price increases, continues to weigh on year-over-year profitability, and, in the Vista business, unfavorable product mix shift also was a significant contributor to a year-over-year reduction in gross profit. Each of our reportable segments has seen material increases in the cost of product substrates like paper, production materials like aluminum plates, freight and shipping charges, energy and higher compensation costs due to inflationary pressures and a more competitive labor market. We believe our scale-based shared strategic capabilities and supplier relationships provide competitive advantages for our businesses to weather these challenges. However, during the second quarter of the current fiscal year, we put in place further operating cost containment measures that helped offset some of these impacts. Over the remainder of the fiscal year, we plan to take further steps to significantly reduce our cost base in support of expanding profitability as we exit the fiscal year.
During the six months ended December 31, 2022, cash from operations decreased $124.0 million year over year due to the decrease in operating income described above, as well as decreased working capital cash flows of $77.6 million, largely driven by the continuation of elevated inventory levels that are intended to minimize availability risk, as well as less favorable benefits from accounts payable due in part to timing.
Adjusted free cash flow decreased year over year by $121.1 million for the six months ended December 31, 2022, due to the operating cash flow decrease described above.
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
Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2022 and 2021 are shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2022	2021	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$437,736	$448,114	(2)%	4%	2%	—%	2%
PrintBrothers	148,598	137,694	8%	12%	20%	(2)%	18%
The Print Group	89,336	90,130	(1)%	12%	11%	—%	11%
National Pen	120,621	124,717	(3)%	6%	3%	—%	3%
All Other Businesses	59,998	57,719	4%	(1)%	3%	—%	3%
Inter-segment eliminations	(11,087)	(8,658)
Total revenue	$845,202	$849,716	(1)%	7%	6%	(1)%	5%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2022	2021	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$807,105	$797,594	1%	4%	5%	—%	5%
PrintBrothers	281,297	263,051	7%	15%	22%	(2)%	20%
The Print Group	166,159	162,950	2%	15%	17%	—%	17%
National Pen	202,287	193,981	4%	7%	11%	—%	11%
All Other Businesses	111,825	105,590	6%	—%	6%	—%	6%
Inter-segment eliminations	(20,056)	(15,851)
Total revenue	$1,548,617	$1,507,315	3%	7%	10%	(1)%	9%
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

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$455,393	$423,937	$833,128	$762,926
% of revenue	53.9%	49.9%	53.8%	50.6%
For the three and six months ended December 31, 2022, cost of revenue increased by $31.5 million and $70.2 million, respectively, as compared to the prior year periods, primarily due to the continued effects of global supply chain challenges that resulted in increased costs for product substrates like paper, production materials like aluminum plates, freight and shipping charges, and energy costs, as well as additional variable cost increases driven by the constant-currency revenue growth described above. Compensation costs were also higher due to the combination of a more competitive labor market and the inflationary environment in many jurisdictions where we operate. The overall impact of increased costs, net of pricing increases and manufacturing efficiencies, had varying impacts on our businesses during the three and six months ended December 31, 2022. We expect higher input costs to persist, although we are unable to predict for how long. We believe we are advantaged in this environment versus smaller competitors because our scale provides us with a stronger supplier negotiation position for both costs and availability of supply.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Technology and development expense	$77,723	$70,267	11%	$152,198	$137,544	11%
% of revenue	9.2%	8.3%		9.8%	9.1%
Marketing and selling expense	$205,148	$208,616	(2)%	$406,078	$383,313	6%
% of revenue	24.3%	24.6%		26.2%	25.4%
General and administrative expense	$49,791	$46,726	7%	$103,863	$93,274	11%
% of revenue	5.9%	5.5%		6.7%	6.2%
Amortization of acquired intangible assets	$12,362	$13,882	(11)%	$24,712	$27,340	(10)%
% of revenue	1.5%	1.6%		1.6%	1.8%
Restructuring expense (1)	$11,207	$307	3,550%	$13,027	$(2)	651,450%
% of revenue	1.3%	0.0%		0.8%	0.0%
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
Technology and development expenses increased by $7.5 million and $14.7 million for the three and six months ended December 31, 2022, respectively, as compared to the prior year periods. This increase is primarily driven by increased volume-related third-party technology costs due in part to higher customer demand. In addition, compensation costs increased year-over-year by $1.4 million and $4.4 million for the three and six months ended December 31, 2022, respectively, due to increases from our inflation-adjusted annual merit cycle and market adjustments. Other operating costs increased due to higher travel and training costs. These increases were partially offset by cost savings resulting from restructuring actions that reduced headcount in the fourth quarter of fiscal year 2022.
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
For the three and six months ended December 31, 2022, marketing and selling expenses decreased by $3.5 million and increased by $22.8 million, respectively, as compared to the prior year periods. The decrease for the three months ended December 31, 2022 was primarily driven by favorable impacts from currency exchange rate fluctuations, partially offset by increased advertising spend of $5.1 million, with increased spend across most businesses. The increased spend for the six months ended December 31, 2022 was due to higher advertising spend of $25.8 million across Cimpress (including increases in mid- and upper-funnel spend, partially offset by lower performance advertising in Vista) and higher compensation costs in Vista year over year.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and six months ended December 31, 2022, general and administrative expenses increased by $3.1 million and $10.6 million, respectively, as compared to the prior year periods. Compensation costs increased year over year from higher headcount and the impacts of our inflation-adjusted annual merit cycle. Other cost increases included higher travel and training costs and consulting spend.
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

The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
(Losses) gains on derivatives not designated as hedging instruments	$(24,196)	$6,481	$4,449	$19,808
Currency-related gains, net	6,227	5,551	6,030	5,874
Other gains (losses)	577	807	(474)	327
Total other (expense) income, net	$(17,392)	$12,839	$10,005	$26,009
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
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, debt discounts, interest related to finance lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. In addition, accretion adjustments related to our mandatorily redeemable noncontrolling interests are recognized in interest expense, net. Refer to Note 7 in the accompanying consolidated financial statements for additional details.
Interest expense, net increased by $3.2 million and $2.3 million during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to an accretion adjustment of $2.1 million during the second quarter of fiscal year 2023 for our mandatorily redeemable noncontrolling interests. In addition, the interest expense, net increase was impacted by a higher weighted-average interest rate, partially offset by an increase in interest income earned on our cash and marketable securities.
Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Income tax expense	$126,129	$17,298	$135,494	$26,679
Effective tax rate	(1,016.3)%	23.6%	(487.6)%	34.3%

Income tax expense for the three and six months ended December 31, 2022 increased versus the prior comparative periods. During the second quarter of fiscal 2023, we recorded a full valuation allowance on Swiss deferred tax assets of $116.7 million primarily related to Swiss tax reform benefits recognized in fiscal 2020 and tax loss carryforwards. As of December 31, 2022, we concluded that objective and verifiable negative evidence of recent losses in Switzerland outweighed more subjective positive evidence of anticipated future income.

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
Vista
During the fourth quarter of fiscal year 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We revised our presentation of all prior periods presented to reflect our updated segment reporting, which decreased both Vista segment EBITDA and Central and corporate costs by $1.9 million and $3.0 million, respectively, for the three and six months ended December 31, 2021.

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$437,736	$448,114	(2)%	$807,105	$797,594	1%
Segment EBITDA	55,157	90,766	(39)%	85,894	157,686	(46)%
% of revenue	13%	20%		11%	20%

Segment Revenue
Vista's reported revenue growth for the three and six months ended December 31, 2022 was negatively affected by a currency impact of 4% in both periods. Vista's organic constant-currency revenue growth was 2% and 5%, respectively, for the three and six months ended December 31, 2022. Constant-currency revenue growth remained stronger in Europe, and constant-currency revenue in North America was flat during the typically seasonally significant second quarter. From a product perspective, the strongest growth was in the promotional products, apparel and gifts (PPAG) category, while holiday cards and invitations and announcements declined year over year particularly in the U.S. market. For the three and six months ended December 31, 2022, revenue growth was negatively impacted year over year by a decline in face mask sales of $3.4 million and $8.5 million, respectively, as well as lower revenue year over year of $2.6 million and $3.2 million, respectively, due to our planned exit from the Japanese market.
Segment Profitability
For the three and six months ended December 31, 2022, segment EBITDA declined by $35.6 million and $71.8 million, respectively. Gross profit declined year over year due to cost inflation partially offset by price increases, unfavorable changes in product mix, and negative currency impacts. Vista is experiencing the fastest growth in categories like promotional products, apparel and gifts that have lower gross margins despite higher average order values. Vista's advertising expense increased by $3.5 million and $23.5 million for the three and six months ended December 31, 2022, respectively, driven by higher mid- and upper-funnel advertising which we are testing in certain markets as we believe it may improve awareness and consideration with customers and prospects, as well as reduce our reliance on paid search advertising. The increase to higher mid- and upper-funnel advertising spend was partially offset by reduced performance advertising spend for both periods presented.
For the three and six months ended December 31, 2022, operating expenses increased $6.1 million and $10.6 million, respectively, year over year. The increase for the year-to-date period is primarily due to increased growth investments made last year, which is lower sequentially as the investments have largely been lapped during the current quarter. These cost increases primarily relate to growth investments that include the hiring of talent, especially in user experience, design, product management, and data and analytics, as well as the impacts of inflation-adjusted merit increases effective July 1, 2022 that were larger than recent years. Increased investment in our VistaCreate business (acquired with Depositphotos in October 2021) also negatively impacted Vista's segment EBITDA results by approximately $2.1 million for the six months ended December 31, 2022. The investments are partially offset by the benefits from recent restructuring actions as well as further cost savings actions.

PrintBrothers

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$148,598	$137,694	8%	$281,297	$263,051	7%
Segment EBITDA	19,509	18,605	5%	34,500	34,888	(1)%
% of revenue	13%	14%		12%	13%
Segment Revenue
PrintBrothers' reported revenue growth for the three and six months ended December 31, 2022 was negatively affected by currency impacts of 12% and 15%, respectively, resulting in a constant-currency revenue growth of 20% and 22%, respectively. This strong growth was driven by the recent introduction of new products, growth in order volumes and price increases implemented to address inflationary cost increases.
Segment Profitability
Despite a challenging supply chain and inflationary environment, PrintBrothers' segment EBITDA for the three months ended December 31, 2022 grew year over year, driven by the constant-currency revenue growth described above, as well as profit contribution from a business acquired in the last twelve months. For the six months ended December 31, 2022, Euro-based profitability increases were more than offset by year-over-year currency fluctuations. Currency exchange fluctuations negatively impacted segment EBITDA year over year by $1.8 million and $3.9 million, for the three and six months ended December 31, 2022, respectively. We continue to focus on key areas within these businesses to exploit scale advantages and improve their cost competitiveness. These businesses also continue to adopt technologies that are part of our mass customization platform, which we believe will further improve customer value and the efficiency of each business over the long term.
The Print Group

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$89,336	$90,130	(1)%	$166,159	$162,950	2%
Segment EBITDA	13,681	16,358	(16)%	25,901	30,747	(16)%
% of revenue	15%	18%		16%	19%
Segment Revenue
The Print Group's reported revenue for the three and six months ended December 31, 2022 was negatively affected by a currency impact of 12% and 15%, respectively, resulting in an increase to revenue on a constant-currency basis of 11% and 17%, respectively. Constant-currency revenue growth was largely driven by price increases that have been implemented over the past year to address inflationary cost increases.
Segment Profitability
The decrease in The Print Group's segment EBITDA during the three and six months ended December 31, 2022, as compared to the prior year periods, was driven by cost increases that included higher input costs that are impacted by ongoing supply chain disruptions and higher shipping and energy costs, which more than offset the benefits from the revenue growth described above. For the three and six months ended December 31, 2022, currency exchange fluctuations negatively impacted segment EBITDA year over year by $1.7 million and $3.9 million, respectively.

National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$120,621	$124,717	(3)%	$202,287	$193,981	4%
Segment EBITDA	24,783	31,599	(22)%	23,486	23,551	—%
% of revenue	21%	25%		12%	12%
Segment Revenue
For the three and six months ended December 31, 2022, National Pen's revenue growth was negatively affected by currency impacts of 6% and 7%, respectively, resulting in constant-currency revenue growth of 3% and 11%, respectively. Constant-currency revenue growth was driven by price increases that have been implemented over the past year to address inflationary cost increases, as well as volume growth in new product categories that include bags and drinkware. The year-over-year decline in face mask sales impacted National Pen's revenue by approximately $3.2 million and $7.3 million for the three and six months ended December 21, 2022, respectively.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three and six months ended December 31, 2022 was driven by negative currency impacts of $5.2 million and $5.4 million, respectively. Both gross margin and contribution margin were flat year over year when excluding currency impacts. National Pen has benefited from the start of cost reductions related to inbound and outbound freight costs that are more significant for this business given the extent of the supply chain that originates in China.

All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$59,998	$57,719	4%	$111,825	$105,590	6%
Segment EBITDA	5,406	6,264	(14)%	11,584	11,155	4%
% of revenue	9%	11%		10%	11%
This segment consists of BuildASign, which is a larger and profitable business, and Printi, an early-stage business that we have managed at a relatively modest operating loss as previously described and planned.
Segment Revenue
All Other Businesses' constant-currency revenue growth was 3% and 6% during the three and six months ended December 31, 2022, respectively. BuildASign's signage products grew at double-digit rates, while home decor products were flat during the seasonally significant second quarter. Printi delivered solid revenue growth across product lines and channels.
Segment Profitability
The decrease in segment EBITDA for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, was due to higher input costs that had a larger impact during BuildASign's seasonally important second quarter and its home decor products. The increase in segment EBITDA for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021, was driven by higher revenue and increased marketing efficiencies at both businesses during the first quarter of the current year. As Printi grows, it continues to increase gross margins and contribution margins, driving closer to delivering a positive contribution to segment EBITDA.
During the fourth quarter of fiscal year 2022, we decided to divest our small, loss-making business in China (YSD), which is reported as part of this segment. Our loss was lower this quarter due to the decreased operating expenses as we prepared to divest the business, which was completed in early January 2023.

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
Central and corporate costs increased by $0.9 million and $0.5 million during the three and six months ended December 31, 2022, respectively, as compared to the prior periods, due to compensation increases as a result of our inflation-adjusted annual merit cycle and volume-related technology costs. Partially offsetting the compensation increases were savings from actions taken in the fourth quarter of fiscal 2022 to reduce headcount. In addition, unallocated share-based compensation was favorable versus the prior year, due in part to the granting of RSUs and options for most employees during the current year, as compared to PSUs in prior years.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$55,875	$179,911
Net cash used in investing activities	(106,569)	(77,281)
Net cash used in financing activities	(112,715)	(49,357)
The cash flows during the six months ended December 31, 2022 related primarily to the following items:
Cash inflows:
•Net loss of $163.3 million, adjusted for non-cash items of $254.2 million primarily related to adjustments for deferred taxes of $116.9 million, depreciation and amortization of $81.8 million, unrealized currency-related losses of $20.9 million, and share-based compensation costs of $22.7 million
Cash outflows:
•Exercise of PrintBrothers' and BuildASign minority equity interest holders' put options for $95.6 million; refer to Note 10 in the accompanying consolidated financial statements for additional details
•Total net working capital impacts of $35.1 million were a use of cash. The majority of this change in net working capital is impacted by increases to inventory that is held to mitigate the risk of supply availability due to ongoing supply chain disruptions and unfavorable changes to accounts payable, accrued expenses and other liabilities
•Purchase of held-to-maturity securities for $51.7 million, net of maturities
•Internal and external costs of $29.2 million for software and website development that we have capitalized
•Capital expenditures of $26.5 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Repayments of debt, net of proceeds from debt, for $6.6 million
•Payments for finance lease arrangements of $4.3 million

•$3.7 million of distributions to noncontrolling interest holders
•Payment of withholding taxes in connection with share awards of $2.4 million
Additional Liquidity and Capital Resources Information. At December 31, 2022, we had $111.3 million of cash and cash equivalents, $102.2 million of marketable securities and $1,707.0 million of debt, excluding debt issuance costs and debt premiums and discounts. During the six months ended December 31, 2022, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.
Indefinitely Reinvested Earnings. As of December 31, 2022, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $51.8 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at December 31, 2022 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$77,213	$23,747	$28,262	$8,164	$17,040
Purchase commitments	235,619	139,177	84,609	11,833	—
Senior unsecured notes and interest payments	747,000	42,000	84,000	621,000	—
Senior secured credit facility and interest payments (2)	1,487,487	83,383	170,949	162,034	1,071,121
Other debt	6,734	2,549	4,000	185	—
Finance leases, net of subleases (1)	25,572	6,741	8,247	3,304	7,280
Other	6,838	6,838	—	—	—
Total (3)	$2,586,463	$304,435	$380,067	$806,520	$1,095,441
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.5 million as of December 31, 2022 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $1.8 million in the aggregate outstanding as of December 31, 2022.
Purchase Commitments. At December 31, 2022, we had unrecorded commitments under contract of $235.6 million. Purchase commitments consisted of third-party cloud services of $87.5 million; inventory, third-party fulfillment and digital service purchase commitments of $69.6 million; software of $28.9 million; advertising of $20.9 million; production and computer equipment purchases of $5.8 million; commitments for professional and consulting fees of $4.2 million; and other unrecorded purchase commitments of $18.8 million.
Senior Secured Credit Facility and Interest Payments. As of December 31, 2022, we have borrowings under our Restated Credit Agreement of $1,100.2 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million Revolving Credit Facility under our Restated

Credit Agreement has $243.7 million unused as of December 31, 2022. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of June 30, 2022 and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule.
Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 7.0% Senior Notes due 2026 contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of December 31, 2022, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2022, we had $6.7 million outstanding for those obligations that have repayments due on various dates through March 2027.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2022 is $23.6 million, net of accumulated depreciation of $35.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2022 amounts to $27.1 million.
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
The table below sets forth operating income and adjusted EBITDA for the three and six months ended December 31, 2022 and 2021:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
GAAP operating income	$33,578	$85,981	$15,611	$102,920
Exclude expense (benefit) impact of:
Depreciation and amortization	40,874	45,314	81,816	89,746
Share-based compensation expense	11,547	12,505	22,022	23,511
Certain impairments and other adjustments	(925)	(2,713)	2,531	(3,493)
Restructuring-related charges	11,207	307	13,027	(2)
Realized gains (losses) on currency derivatives not included in operating income (1)	14,901	674	21,770	(2,998)
Adjusted EBITDA	$111,182	$142,068	$156,777	$209,684
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our exposure to foreign currencies for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the six months ended December 31, 2022 and 2021:

In thousands	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$55,875	$179,911
Purchases of property, plant and equipment	(26,490)	(26,539)
Capitalization of software and website development costs	(29,246)	(32,134)
Adjusted free cash flow	$139	$121,238

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of December 31, 2022, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2022, we had $1,100 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2022, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of December 31, 2022, would result in a $7.4 million impact to interest expense over the next 12 months.
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
In addition, we elect to execute currency derivatives contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other (expense) income, net, on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other (expense) income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying activity, for example, revenue.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $10.5 million and $14.0 million on our (loss) income before income taxes for the three and six months ended December 31, 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1	2020 Equity Incentive Plan, as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 17, 2022
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 26, 2023                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)