Form 10-Q
period 2023-03-31
CIMPRESS plc
filed 2023-04-27
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51539
_________________________________
Cimpress plc

(Exact Name of Registrant as Specified in Its Charter)
_________________________________

Ireland	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
First Floor Building 3, Finnabair Business and Technology Park A91 XR61,
Dundalk, Co. Louth,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 24, 2023, there were 26,322,666 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$114,990	$277,053
Marketable securities	68,305	49,952
Accounts receivable, net of allowances of $5,957 and $6,140, respectively	67,869	63,885
Inventory	116,379	126,728
Prepaid expenses and other current assets	102,582	108,697
Total current assets	470,125	626,315
Property, plant and equipment, net	284,128	286,826
Operating lease assets, net	75,406	80,694
Software and website development costs, net	95,511	90,474
Deferred tax assets	10,093	113,088
Goodwill	787,291	766,600
Intangible assets, net	119,931	154,730
Marketable securities, non-current	6,466	—
Other assets	44,486	48,945
Total assets	$1,893,437	$2,167,672
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$263,980	$313,710
Accrued expenses	300,013	253,841
Deferred revenue	55,222	58,861
Short-term debt	10,696	10,386
Operating lease liabilities, current	23,855	27,706
Other current liabilities	21,824	28,035
Total current liabilities	675,590	692,539
Deferred tax liabilities	43,759	41,142
Long-term debt	1,682,658	1,675,562
Operating lease liabilities, non-current	53,404	57,474
Other liabilities	87,927	64,394
Total liabilities	2,543,338	2,531,111
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	11,974	131,483
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,285,490 and 44,083,569 shares issued, respectively; 26,314,243 and 26,112,322 shares outstanding, respectively	615	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	528,983	501,003
Retained earnings	206,826	414,138
Accumulated other comprehensive loss	(35,291)	(47,128)
Total shareholders’ deficit attributable to Cimpress plc	(662,417)	(494,922)
Noncontrolling interests (Note 10)	542	—
Total shareholders' deficit	(661,875)	(494,922)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,893,437	$2,167,672
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$742,164	$657,412	$2,290,781	$2,164,727
Cost of revenue (1)	394,908	347,452	1,228,036	1,110,378
Technology and development expense (1)	78,287	75,291	230,485	212,835
Marketing and selling expense (1)	187,234	194,618	593,312	577,931
General and administrative expense (1)	52,578	50,888	156,441	144,162
Amortization of acquired intangible assets	11,239	14,180	35,951	41,520
Restructuring expense (1)	30,115	3,420	43,142	3,418
(Loss) income from operations	(12,197)	(28,437)	3,414	74,483
Other income, net	1,377	12,321	11,382	38,330
Interest expense, net	(30,515)	(24,247)	(83,918)	(75,304)
(Loss) income before income taxes	(41,335)	(40,363)	(69,122)	37,509
Income tax expense	8,475	29,529	143,969	56,208
Net loss	(49,810)	(69,892)	(213,091)	(18,699)
Less: Net loss (income) attributable to noncontrolling interests	484	(1,925)	(1,676)	(5,027)
Net loss attributable to Cimpress plc	$(49,326)	$(71,817)	$(214,767)	$(23,726)
Basic and diluted net loss per share attributable to Cimpress plc	$(1.88)	$(2.75)	$(8.19)	$(0.91)
Weighted average shares outstanding — basic and diluted	26,268,301	26,102,610	26,226,989	26,090,460
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of revenue	$42	$137	$411	$380
Technology and development expense	2,500	3,397	9,808	9,655
Marketing and selling expense	(323)	2,961	3,888	8,436
General and administrative expense	5,023	6,209	15,157	17,744
Restructuring expense	1,492	—	2,141	—

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(49,810)	$(69,892)	$(213,091)	$(18,699)
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains, net of hedges	(1,526)	(4,281)	1,412	(922)
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(4,667)	7,222	6,444	2,799
Amounts reclassified from accumulated other comprehensive loss to net loss for derivative instruments	(969)	4,401	(771)	17,715
Gain on pension benefit obligation, net	—	—	—	444
Comprehensive (loss) income	(56,972)	(62,550)	(206,006)	1,337
Add: Comprehensive loss (income) attributable to noncontrolling interests	414	(1,563)	3,076	(3,204)
Total comprehensive loss attributable to Cimpress plc	$(56,558)	$(64,113)	$(202,930)	$(1,867)
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2022	44,211	$615	—	$—	(17,971)	$(1,363,550)	$521,531	$256,152	$(28,059)	$(613,311)
Restricted share units vested, net of shares withheld for taxes	74	—	—	—	—	—	(1,439)	—	—	(1,439)
Share-based compensation expense	—	—	—	—	—	—	8,891		—	8,891
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(49,326)	—	(49,326)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(5,636)	(5,636)
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(1,596)	(1,596)
Balance at March 31, 2023	44,285	$615	—	$—	(17,971)	$(1,363,550)	$528,983	$206,826	$(35,291)	$(662,417)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(213,091)	$(18,699)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	121,567	133,397
Share-based compensation expense	31,405	36,215
Deferred taxes	115,984	26,636
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net loss	32,512	(25,639)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(6,972)	(5,847)
Other non-cash items	15,200	(8,204)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,840)	(17,764)
Inventory	(2,595)	(31,964)
Prepaid expenses and other assets	(5,071)	(18,776)
Accounts payable	(44,994)	35,860
Accrued expenses and other liabilities	29,369	26,501
Net cash provided by operating activities	68,474	131,716
Investing activities
Purchases of property, plant and equipment	(37,486)	(42,142)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	(4,130)	—
Business acquisitions, net of cash acquired	(498)	(75,258)
Capitalization of software and website development costs	(44,181)	(49,875)
Proceeds from the sale of assets	1,864	27,466
Purchases of marketable securities	(84,030)	—
Proceeds from maturity of held-to-maturity investments	60,110	93,679
Payments for settlement of derivatives designated as hedging instruments	—	(1,880)
Other investing activities	—	(617)
Net cash used in investing activities	(108,351)	(48,627)
Financing activities
Proceeds from borrowings of debt	48,264	—
Payments of debt	(57,947)	(11,149)
Payments of debt issuance costs	(51)	(1,440)
Payments of purchase consideration included in acquisition-date fair value	(7,100)	(43,647)
Payments of withholding taxes in connection with equity awards	(3,809)	(3,098)
Payments of finance lease obligations	(6,017)	(35,099)
Purchase of noncontrolling interests	(95,567)	(324)
Distributions to noncontrolling interests	(3,652)	(3,963)
Other financing activities	113	(26)
Net cash used in financing activities	(125,766)	(98,746)
Effect of exchange rate changes on cash	3,580	(5,854)
Net decrease in cash and cash equivalents	(162,063)	(21,511)
Cash and cash equivalents at beginning of period	277,053	183,023
Cash and cash equivalents at end of period	$114,990	$161,512

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)
	Nine Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$70,796	$63,498
Income taxes	23,494	23,587
Non-cash investing and financing activities
Property and equipment acquired under finance leases	14,405	3,755
Amounts accrued related to property, plant and equipment	9,045	10,115
Amounts accrued related to capitalized software development costs	116	215
Amounts accrued related to business acquisitions	—	8,555
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

Marketable Securities
We hold certain investments that are classified as held-to-maturity as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S. Treasury securities, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium term notes. We invest in securities with a remaining maturity of two years or less. As the investments are classified as held-to-maturity, they are recorded at amortized cost and interest income is recorded as it is earned within interest expense, net.
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three and nine months ended March 31, 2023 and 2022.
The following is a summary of the net carrying amount, unrealized gains, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of March 31, 2023 and June 30, 2022.

	March 31, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$30,791	$(96)	$30,695
Corporate debt securities	32,242	(241)	32,001
U.S. government securities	5,272	(57)	5,215
Total due within one year or less	68,305	(394)	67,911
Due between one and two years:
Corporate debt securities	2,496	(54)	2,442
U.S. government securities	3,970	(61)	3,909
Total due within between one and two years	6,466	(115)	6,351
Total held-to-maturity securities	$74,771	$(509)	$74,262

	June 30, 2022
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$49,952	$(546)	$49,406
Total held-to-maturity securities	$49,952	$(546)	$49,406
Other Income, Net
The following table summarizes the components of other income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(Losses) gains on derivatives not designated as hedging instruments (1)	$(2,428)	$11,210	$2,021	$31,017
Currency-related gains (losses), net (2)	4,187	(672)	10,217	5,202
Other (losses) gains	(382)	1,783	(856)	2,111
Total other income, net	$1,377	$12,321	$11,382	$38,330
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as the ineffective portion of certain interest rate swap contracts that were de-designated from hedge accounting in the prior periods. For contracts not designated as hedging instruments, we realized gains of $4,876 and $35,864 for the three and nine months ended March 31, 2023, and gains of $2,011 and losses $2,407 for the three and nine months ended March 31, 2022. Losses on ineffective interest rate swaps amounted to $6,580 and $6,364 for the three and nine months ended March 31, 2022, compared to no gains or losses in the current periods. Refer to Note 4 for additional details relating to our derivative contracts.

(2) Currency-related gains (losses), net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, we have a cross-currency swap designated as a cash flow hedge which hedges the remeasurement of an intercompany loan. Refer to Note 4 for additional details relating to this cash flow hedge.

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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Weighted average shares outstanding, basic and diluted	26,268,301	26,102,610	26,226,989	26,090,460
Weighted average anti-dilutive shares excluded from diluted net loss per share attributable to Cimpress plc (1)(2)	3,161,275	908,354	3,045,675	770,500
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is not included as they are anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and nine months ended March 31, 2023, the weighted average anti-dilutive effect of the warrants was 1,055,377 shares in both periods, and 103,443 and 264,963 shares for the three and nine months ended March 31, 2022, respectively.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$17,099	$—	$17,099	$—
Currency forward contracts	1,522	—	1,522	—
Currency option contracts	1,915	—	1,915	—
Total assets recorded at fair value	$20,536	$—	$20,536	$—

Liabilities
Cross-currency swap contracts	$(1,937)	$—	$(1,937)	$—
Currency forward contracts	(4,225)	—	(4,225)	—
Currency option contracts	(1,581)	—	(1,581)	—
Total liabilities recorded at fair value	$(7,743)	$—	$(7,743)	$—

	June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$14,336	$—	$14,336	$—
Currency forward contracts	20,638	—	20,638	—
Currency option contracts	10,611	—	10,611	—
Total assets recorded at fair value	$45,585	$—	$45,585	$—

Liabilities
Cross-currency swap contracts	$(446)	$—	$(446)	$—
Currency forward contracts	(505)	—	(505)	—
Currency option contracts	(9)	—	(9)	—
Total liabilities recorded at fair value	$(960)	$—	$(960)	$—

During the nine months ended March 31, 2023 and year ended June 30, 2022, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of March 31, 2023 and June 30, 2022, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of March 31, 2023 and June 30, 2022, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,710,187 and $1,705,365, respectively, and the fair value was $1,624,353 and $1,600,627, respectively. Our debt at March 31, 2023 includes variable-rate debt instruments indexed to LIBOR and Euribor that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of March 31, 2023 and June 30, 2022 our held-to-maturity marketable securities were held at an amortized cost of $74,771 and $49,952, respectively, while the fair value was $74,262 and $49,406, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
As of March 31, 2023, we estimate that $6,830 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2024. As of March 31, 2023, we had sixteen effective outstanding interest rate swap contracts. Fourteen of our swaps are indexed to USD LIBOR, while the remaining two are indexed to Term SOFR. The transition relief guidance from ASC 848 was applied to designate the two Term SOFR swap contracts that we entered into during the current quarter for hedge accounting. After USD LIBOR sunsets on June 30, 2023, we may convert our contracts to index to Term SOFR, otherwise the contracts will be subject to the fallback language within our credit agreement.
Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2023	$400,000
Contracts with a future start date	430,000
Total	$830,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of March 31, 2023, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2023, we estimate that $1,744 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2024.
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
As of March 31, 2023, we have one intercompany loan designated as a net investment hedge with a total notional amount of $364,524 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2023 and 2022, we experienced volatility within other income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of March 31, 2023, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$532,504	June 2021 through March 2023	Various dates through March 2025	553	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2023 and June 30, 2022. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$17,962	$(863)	$17,099	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(1,937)	—	(1,937)
Total derivatives designated as hedging instruments		$17,962	$(863)	$17,099		$(1,937)	$—	$(1,937)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$2,142	$(620)	1,522	Other current liabilities / other liabilities	$(7,217)	2,992	$(4,225)
Currency option contracts	Other current assets / other assets	2,139	(224)	1,915	Other current liabilities / other liabilities	(1,959)	378	(1,581)
Total derivatives not designated as hedging instruments		$4,281	$(844)	$3,437		$(9,176)	$3,370	$(5,806)

	June 30, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$14,336	$—	$14,336	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(446)	—	$(446)
Total derivatives designated as hedging instruments		$14,336	$—	$14,336		$(446)	$—	$(446)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$24,440	$(3,802)	$20,638	Other current liabilities / other liabilities	$(505)	$—	$(505)
Currency option contracts	Other current assets / other assets	10,612	(1)	10,611	Other current liabilities / other liabilities	(9)	—	(9)
Total derivatives not designated as hedging instruments		$35,052	$(3,803)	$31,249		$(514)	$—	$(514)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income, net of tax, for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$(4,007)	$12,446	$7,681	$17,986
Cross-currency swaps	(660)	(5,224)	(1,237)	(15,187)
Derivatives in net investment hedging relationships
Intercompany loan	(3,418)	2,515	(9,102)	19,901
Currency forward contracts	—	1,176	—	7,590
Total	$(8,085)	$10,913	$(2,658)	$30,290
The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2023 and 2022:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$(1,939)	$2,684	$(2,632)	$8,154	Interest expense, net
Cross-currency swaps	595	2,538	1,459	10,346	Other income, net
Total before income tax	(1,344)	5,222	(1,173)	18,500	(Loss) income before income taxes
Income tax	375	(821)	402	(785)	Income tax expense
Total	$(969)	$4,401	$(771)	$17,715

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that did not qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net Loss				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Currency contracts	$(2,428)	$4,630	$2,021	$24,653	Other income, net
Interest rate swaps	—	6,580	—	6,364	Other income, net
Total	$(2,428)	$11,210	$2,021	$31,017
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $5,959 for the nine months ended March 31, 2023:

	Gains on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2022	$5,179	$(86)	$(52,221)	$(47,128)
Other comprehensive income before reclassifications	6,444	—	6,164	12,608
Amounts reclassified from accumulated other comprehensive loss to net loss	(771)	—	—	(771)
Net current period other comprehensive income	5,673	—	6,164	11,837
Balance as of March 31, 2023	$10,852	$(86)	$(46,057)	$(35,291)
________________________
(1) Gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2023 and June 30, 2022, the translation adjustment is inclusive of both the unrealized and realized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,079 have been included in accumulated other comprehensive loss as of March 31, 2023 and June 30, 2022. Intercompany loan hedge gains of $39,463 and $56,743 have been included in accumulated other comprehensive loss as of March 31, 2023 and June 30, 2022, respectively.

6. Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2023 and June 30, 2022 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2022	$291,498	$130,828	$143,969	$200,305	$766,600
Acquisitions (1)	—	4,724	—	—	4,724
Adjustments	—	—	—	225	225
Effect of currency translation adjustments (2)	3,527	5,874	6,341	—	15,742
Balance as of March 31, 2023	$295,025	$141,426	$150,310	$200,530	$787,291
________________________
(1) During the third quarter of fiscal year 2023, we completed the purchase accounting for an immaterial acquisition that closed on December 12, 2022 resulting in the recognition of goodwill of $4,724. The consideration for this purchase included the effective settlement of the company's existing liabilities to a Cimpress business as well as cash consideration of $498.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2023	June 30, 2022
Compensation costs	$71,649	$78,521
Income and indirect taxes	50,839	41,886
Restructuring costs (1)	28,728	13,449
Advertising costs	24,074	25,925
Third party manufacturing and digital content costs	17,038	15,790
Interest payable (2)	13,563	2,477
Variable compensation incentives (3)	11,506	—
Shipping costs	11,060	10,228
Sales returns	6,602	6,286
Professional fees	3,278	2,394
Other	61,676	56,885
Total accrued expenses	$300,013	$253,841
______________________
(1) During the third quarter of fiscal 2023, we executed against a plan to reduce costs and implement organizational changes to support expanded profitability, reduced leverage, and increased speed, focus, and accountability. The impact of these cost reductions occurred within the Vista business and Cimpress central teams. Refer to Note 13 for additional details.
(2) The increase in interest payable as of March 31, 2023 is due to the interest on our 2026 Notes being payable semi-annually on June 15 and December 15 of each year. Refer to Note 8 for further detail.
(3) Includes cash-based employee long-term incentives, which are variable based on the performance of individual businesses and vest over four years. As the first potential payout will occur within one year, a portion of the balance is now classified as a current liability within accrued expenses.
Other current liabilities included the following:

	March 31, 2023	June 30, 2022
Current portion of finance lease obligations	$8,990	$6,684
Short-term derivative liabilities	8,020	4,299
Other (1)	4,814	17,052
Total other current liabilities	$21,824	$28,035
______________________
(1) The decrease is due in part to the payment of an acquisition-related liability associated with our Depositphotos acquisition of $6,785 that occurred during the third quarter of fiscal 2023.

Other liabilities included the following:

	March 31, 2023	June 30, 2022
Long-term finance lease obligations	$28,129	$14,699
Long-term derivative liabilities	4,799	463
Mandatorily redeemable noncontrolling interest (1)	13,113	—
Long-term compensation incentives	17,527	19,934
Other	24,359	29,298
Total other liabilities	$87,927	$64,394
______________________
(1) During the second quarter of fiscal year 2023, we reclassified the noncontrolling interest for three businesses in the PrintBrothers reportable segment to other liabilities, due to the exercise of a put option for a portion of the minority equity interests that triggered a mandatory redemption feature for the remaining minority equity interest. Refer to Note 10 for additional details.

8. Debt

	March 31, 2023	June 30, 2022
7.0% Senior Notes due 2026	$600,000	$600,000
Senior secured credit facility	1,102,509	1,097,302
Other	7,678	8,063
Debt issuance costs and debt premiums (discounts)	(16,833)	(19,417)
Total debt outstanding, net	1,693,354	1,685,948
Less: short-term debt (1)	10,696	10,386
Long-term debt	$1,682,658	$1,675,562
_____________________
(1) Balances as of March 31, 2023 and June 30, 2022 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,503 and $3,498, respectively.
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2023, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes (as defined below).
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
As of March 31, 2023, we have borrowings under the Restated Credit Agreement of $1,102,509 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of March 31, 2023.
As of March 31, 2023, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 6.94%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of March 31, 2023.
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of March 31, 2023, we have not redeemed any of the 2026 Notes.

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2023 and June 30, 2022, we had $7,678 and $8,063, respectively, outstanding for those obligations that are payable through March 2027.
9. Income Taxes
Our income tax expense was $8,475 and $143,969 for the three and nine months ended March 31, 2023, respectively, as compared to $29,529 and $56,208 for the three and nine months ended March 31, 2022, respectively. Tax expense decreased for the three months ended March 31, 2023 versus the prior comparable period due to the partial valuation allowance on Swiss deferred tax assets of $29,600 recorded during the three months ended March 31, 2022. Tax expense increased for the nine months ended March 31, 2023 versus the prior comparable period due to the full valuation allowance on Swiss deferred tax assets of $116,694 recorded during the second quarter of fiscal 2023 primarily related to Swiss tax reform benefits recognized in fiscal year 2020 and tax loss carryforwards. Management concluded that based on the current period results, that objective and verifiable negative evidence of recent losses in Switzerland outweighed more subjective positive evidence of anticipated future income. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal year 2023 as compared to fiscal year 2022 primarily due to a forecasted pre-tax loss. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

As of March 31, 2023 we had unrecognized tax benefits of $16,759, including accrued interest and penalties of $1,803. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,777 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $370 to $420 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

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

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team own a minority portion of the equity. The put options for several of our noncontrolling interests were exercised during the second quarter of fiscal year 2023 as summarized below. In addition to the noncontrolling interests described below, we also have several less significant minority interests that span multiple businesses and reportable segments.
PrintBrothers
Members of the PrintBrothers management team hold minority equity interests in several businesses within the reportable segment. During the second quarter of fiscal year 2023, put options were exercised by the minority interest holders for a portion of their equity interests that required us to purchase 10% to 11% in three of the respective businesses for a total of $90,841. The exercise of the put options triggered a mandatory redemption feature for the remaining minority equity interests, which requires the purchase of the remaining 1% equity interests on the third anniversary of the put option exercise, absent the earlier exercise of a call option on the first and second anniversaries by Cimpress. The remaining noncontrolling interests are mandatorily redeemable, which required the reclassification of the remaining equity interests to a liability, which has been presented in other liabilities within our consolidated balance sheet.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2022	$131,483	$—
Acquisition of noncontrolling interest (1)	—	365
Net income attributable to noncontrolling interests	1,513	163
Distribution to noncontrolling interests (2)	(3,652)	—
Purchase of noncontrolling interest (3)	(95,567)	—
Accretion to redemption value (4)	(7,455)	—
Reclassification to mandatorily redeemable noncontrolling interest (5)	(9,582)	—
Foreign currency translation	(4,766)	14
Balance as of March 31, 2023	$11,974	$542
_________________
(1) During the second quarter of fiscal year 2023, we acquired a majority equity interest in an immaterial business within our PrintBrothers reportable segment.
(2) Distributions to noncontrolling interests include contractually required profit sharing payments made annually to the minority interest holders in one of the PrintBrothers businesses.
(3) As discussed above, we purchased an additional 10% to 11% of the equity interests in three PrintBrothers businesses during the second quarter of fiscal year 2023, as well as the 1% minority interest in our BuildASign business.
(4) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of changes in the estimated redemption amount to the extent increases do not exceed the estimated fair value.
(5) During the second quarter of fiscal year 2023, the minority equity interest holders of three PrintBrothers businesses exercised a put option that triggered a mandatory redemption feature for the remaining minority equity interests. The remaining minority equity interests were reclassified to mandatorily redeemable noncontrolling interests, as part of other liabilities within the consolidated balance sheets. Refer above for additional information regarding the transaction and Note 7 for additional details about the reclassified liability balance.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of March 31, 2023, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, Vista Corporate Solutions, and Depositphotos, which together represent a full-service design, digital and print solution.
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses.
•The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses.
•National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts.
•All Other Businesses - Includes two businesses grouped together based on materiality, as well as our YSD business through its divestiture that was completed during the third quarter of fiscal 2023.
◦BuildASign, a larger and profitable business, is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products.
◦Printi, a smaller business that we continue to manage at a relatively modest operating loss, is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.
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
During the fourth quarter of fiscal 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We revised our presentation of the prior period results to reflect our updated segment reporting, which decreased both Vista segment EBITDA and Central and corporate costs by $1,852 and $4,894 for the three and nine months ended March 31, 2022.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue:
Vista	$396,642	$349,216	$1,203,747	$1,146,810
PrintBrothers	139,569	119,960	420,866	383,011
The Print Group	85,504	75,361	251,663	238,311
National Pen	81,113	72,243	283,400	266,224
All Other Businesses	49,037	48,486	160,862	154,076
Total segment revenue	751,865	665,266	2,320,538	2,188,432
Inter-segment eliminations (1)	(9,701)	(7,854)	(29,757)	(23,705)
Total consolidated revenue	$742,164	$657,412	$2,290,781	$2,164,727
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended March 31, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$276,983	$—	$—	$50,938	$41,524	$369,445
Europe	88,152	139,187	83,096	23,811	—	334,246
Other	31,237	—	—	1,180	6,056	38,473
Inter-segment	270	382	2,408	5,184	1,457	9,701
Total segment revenue	396,642	139,569	85,504	81,113	49,037	751,865
Less: inter-segment elimination	(270)	(382)	(2,408)	(5,184)	(1,457)	(9,701)
Total external revenue	$396,372	$139,187	$83,096	$75,929	$47,580	$742,164

	Nine Months Ended March 31, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$835,354	$—	$—	$162,593	$137,016	$1,134,963
Europe	268,791	419,658	244,378	99,555	—	1,032,382
Other	98,320	—	—	5,862	19,254	123,436
Inter-segment	1,282	1,208	7,285	15,390	4,592	29,757
Total segment revenue	1,203,747	420,866	251,663	283,400	160,862	2,320,538
Less: inter-segment elimination	(1,282)	(1,208)	(7,285)	(15,390)	(4,592)	(29,757)
Total external revenue	$1,202,465	$419,658	$244,378	$268,010	$156,270	$2,290,781

	Three Months Ended March 31, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$236,751	$—	$—	$43,483	$42,047	$322,281
Europe	78,136	119,353	73,885	21,876	—	293,250
Other	32,779	—	—	3,741	5,361	41,881
Inter-segment	1,550	607	1,476	3,143	1,078	7,854
Total segment revenue	349,216	119,960	75,361	72,243	48,486	665,266
Less: inter-segment elimination	(1,550)	(607)	(1,476)	(3,143)	(1,078)	(7,854)
Total external revenue	$347,666	$119,353	$73,885	$69,100	$47,408	$657,412

	Nine Months Ended March 31, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$770,815	$—	$—	$142,497	$134,390	$1,047,702
Europe	267,296	381,654	232,636	96,524	—	978,110
Other	105,342	—	—	16,503	17,070	138,915
Inter-segment	3,357	1,357	5,675	10,700	2,616	23,705
Total segment revenue	1,146,810	383,011	238,311	266,224	154,076	2,188,432
Less: inter-segment elimination	(3,357)	(1,357)	(5,675)	(10,700)	(2,616)	(23,705)
Total external revenue	$1,143,453	$381,654	$232,636	$255,524	$151,460	$2,164,727

The following table includes segment EBITDA by reportable segment, total (loss) income from operations and total (loss) income before income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Segment EBITDA:
Vista	$60,392	$25,534	$146,286	$183,220
PrintBrothers	15,886	12,392	50,386	47,280
The Print Group	13,589	11,923	39,490	42,670
National Pen	(3,336)	(898)	20,150	22,653
All Other Businesses	5,036	6,044	16,620	17,199
Total segment EBITDA	91,567	54,995	272,932	313,022
Central and corporate costs	(34,447)	(36,084)	(102,827)	(104,940)
Depreciation and amortization	(39,751)	(43,651)	(121,567)	(133,397)
Certain impairments and other adjustments	549	(277)	(1,982)	3,216
Restructuring-related charges	(30,115)	(3,420)	(43,142)	(3,418)
Total (loss) income from operations	(12,197)	(28,437)	3,414	74,483
Other (expense) income, net	1,377	12,321	11,382	38,330
Interest expense, net	(30,515)	(24,247)	(83,918)	(75,304)
(Loss) income before income taxes	$(41,335)	$(40,363)	$(69,122)	$37,509

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Depreciation and amortization:
Vista	$14,480	$15,791	$43,343	$49,757
PrintBrothers	4,175	5,466	14,097	15,806
The Print Group	5,269	6,459	16,930	19,655
National Pen	4,820	5,933	16,506	18,061
All Other Businesses	4,375	4,519	13,217	13,942
Central and corporate costs	6,632	5,483	17,474	16,176
Total depreciation and amortization	$39,751	$43,651	$121,567	$133,397

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Purchases of property, plant and equipment:
Vista	$3,006	$4,132	$12,575	$14,491
PrintBrothers	2,010	665	3,771	3,381
The Print Group	3,995	7,560	14,084	14,237
National Pen	889	644	3,336	2,855
All Other Businesses	815	2,130	2,650	5,802
Central and corporate costs	281	472	1,070	1,376
Total purchases of property, plant and equipment	$10,996	$15,603	$37,486	$42,142

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Capitalization of software and website development costs:
Vista	$5,894	$8,235	$17,668	$24,425
PrintBrothers	104	361	1,562	829
The Print Group	866	790	2,127	1,735
National Pen	778	877	1,878	2,608
All Other Businesses	1,008	981	2,831	3,248
Central and corporate costs	6,285	6,497	18,115	17,030
Total capitalization of software and website development costs	$14,935	$17,741	$44,181	$49,875
The following table sets forth long-lived assets by geographic area:

	March 31, 2023	June 30, 2022
Long-lived assets (1):
United States (2)	$81,110	$95,589
Switzerland	76,287	72,394
Netherlands	65,618	67,240
Canada	57,050	58,498
Italy	42,150	48,262
France	26,639	25,383
Australia	19,066	17,751
Jamaica	18,258	18,744
Japan (3)	—	11,392
Other	112,162	90,677
Total	$498,340	$505,930
___________________
(1) Excludes goodwill of $787,291 and $766,600, intangible assets, net of $119,931 and $154,730, deferred tax assets of $10,093 and $113,088, and marketable securities, non-current of $6,466 and zero as of March 31, 2023 and June 30, 2022, respectively.
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
12. Commitments and Contingencies
Purchase Obligations
At March 31, 2023, we had unrecorded commitments under contract of $205,973, including third-party cloud services of $79,437; inventory, third-party fulfillment and digital service purchase commitments of $79,159; software of $16,870; advertising of $10,116; production and computer equipment purchases of $2,494; professional and consulting fees of $3,462, and other unrecorded purchase commitments of $14,435.
Other Obligations
In February 2023, we made a $6,785 deferred payment for our Depositphotos acquisition, resulting in no outstanding acquisition-related deferred liabilities as of March 31, 2023.
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

During the three and nine months ended March 31, 2023, we recognized restructuring charges of $30,115 and $43,142, respectively. The majority of these costs related to actions taken in our Vista business and central teams during March 2023 that were intended to reduce costs and support expanded profitability, reduced leverage, and increased speed, focus and accountability. For the three and nine months ended March 31, 2023, the previously described action combined with prior actions taken to prioritize our investments and exit the Japanese market resulted in restructuring charges in our Vista business of $20,406 and $29,128, and in our central and corporate costs of $9,075 and $9,330, respectively.

Most of these costs related to employee termination benefits, and, to a lesser extent, share-based compensation expense for the accelerated vesting of equity awards as well as third-party consulting costs. A portion of the restructuring charge included the impairment of assets from our exit of the Japanese market of $6,257. We expect additional restructuring charges in the fourth quarter of fiscal 2023 for termination benefits that included ongoing service requirements, but we do not expect those charges to be material.

We also recognized restructuring charges in our National Pen business for the three and nine months ended March 31, 2023 in the amounts of $639 and $1,127, respectively, which included employee termination benefits for previously announced actions to exit the Japanese market and to migrate our European production operations from Ireland to the Czech Republic. Additionally, we recognized restructuring costs of $3,556 for the nine months ended March 31, 2023 in our All Other Businesses reportable segment for our previously announced exit from the Chinese market, which included employee termination benefits and the write-off of certain assets. We do not expect any additional charges for these restructuring actions.

The following table summarizes the restructuring activity during the nine months ended March 31, 2023.

	Severance and Related Benefits	Other Restructuring Costs	Accrued restructuring liability
Balance as of June 30, 2022	$13,449	$—	$13,449
Restructuring charges	32,187	10,955	43,142
Cash payments	(14,859)	—	(14,859)
Non-cash charges (1)	(2,141)	(10,955)	(13,096)
Foreign currency translation	92	—	92
Balance as of March 31, 2023	$28,728	$—	$28,728
________________
(1) During the nine months ended March 31, 2023, non-cash restructuring charges primarily includes the loss recorded on assets for our Japan and China exits as described above, and share-based compensation expense upon modification to accelerate the vesting of share-based compensation awards for the actions described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, including profitability, cash flows, liquidity, and capital allocation; the expected effects of our cost reductions and recent restructuring, including future cost savings and restructuring charges; the expected impacts of our mass customization platform; the expected effects of mid- and upper-funnel advertising in Vista; sufficiency of our liquidity position; legal proceedings; and sufficiency of our tax reserves and expectation pf a reduction in unrecognized tax benefits. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints, inflation, and the lingering effects of the COVID-19 pandemic; the failure of our cost reductions to affect our financial results as expected; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions, including the possibility of an economic downturn in some or all of our markets; and other factors described in this Report and the documents that we periodically file with the SEC.
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
As of March 31, 2023, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
We announced plans on March 23, 2023 to reduce costs within our Vista business and our central teams and implement organizational changes to support expanded profitability, reduced leverage and increased speed, focus, and accountability. These plans resulted in a restructuring charge of $30.1 million during the current quarter, with additional immaterial charges expected to be recognized during the fourth quarter of fiscal 2023. This restructuring action provided a small cost savings benefit during the current quarter due to the timing of the action, but we expect this action to deliver approximately $100 million of annualized pre-tax cost savings.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the

"Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and nine months ended March 31, 2023 as compared to the three and nine months ended March 31, 2022 follows:
Third Quarter Fiscal Year 2023
•Revenue increased by 13% to $742.2 million.
•Constant-currency revenue increased 16% when excluding the revenue of acquired companies for the first twelve months after acquisition (a non-GAAP financial measure).
•Operating income increased by $16.2 million to a loss of $12.2 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $35.5 million to $69.1 million.
•Diluted net loss per share attributable to Cimpress plc increased to a loss of $1.88 from a loss of $2.75 in the comparative period.
Year to Date Fiscal Year 2023
•Revenue increased by 6% to $2,290.8 million.
•Constant-currency revenue increased by 12% and 11% when excluding the revenue of acquired companies for the first twelve months after acquisition (both non-GAAP financial measures).
•Operating income decreased by $71.1 million to $3.4 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $17.4 million to $225.9 million.
•Diluted net loss per share attributable to Cimpress plc decreased to a loss of $8.19 from a loss of $0.91 in the comparative period.
•Cash provided by operating activities decreased by $63.2 million to $68.5 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $52.9 million to an outflow of $13.2 million.
For the three months ended March 31, 2023, reported revenue growth accelerated, mainly in our Vista business as product mix shifted back toward faster-growing small business products and we are comparing to a weaker period in the prior-year quarter that included the migration of Vista's U.S. website onto the new technology platform. Our Vista business experienced growth in new customer count and new customer bookings across all major markets. Promotional products, apparel, and gifts (PPAG) was our fastest-growing product category, with business cards, marketing materials, packaging and labels, and signage all showing strong year-over-year growth as well. Revenue growth in most Cimpress businesses continued to benefit from year-over-year increases in pricing, which has been one tool used to mitigate inflationary cost pressures. Currency exchange fluctuations had a negative effect during the current quarter.
For the three months ended March 31, 2023, the increase in operating income was primarily due to the incremental profit from the revenue growth described above. Gross profit growth benefited from higher volumes and the reduced net impact of cost inflation. We also realized cost efficiencies in advertising spend, and lower compensation and consulting-related operating expenses. These items were partially offset by an increase in restructuring charges primarily related to actions taken during the current quarter to reduce costs in the Vista business and in our central teams.
Adjusted EBITDA increased year over year for the three months ended March 31, 2023, primarily for the same reasons operating income increased. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and non-cash gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was a benefit of approximately $1.6 million for the three months ended March 31, 2023.
Diluted net loss per share attributable to Cimpress plc increased for the three months ended March 31, 2023 primarily due to the improved operating loss described above, as well as significantly lower income tax expense year over year. These improvements were partially offset by increased interest expense and year-over-

year impact from the net effect of unrealized currency losses caused by exchange rate volatility that more than offset realized gains recognized in the current quarter.
During the nine months ended March 31, 2023, cash from operations decreased $63.2 million year over year due primarily to less favorable working capital inflows of $22.0 million, largely driven by less favorable benefits from accounts payable due in part to timing, as well as negative working capital impacts from higher inventory levels that were intended to mitigate supply chain issues. Cash from operations was also negatively impacted year over year by higher cash interest costs and restructuring payments due to actions taken to reduce costs over the past year.
Adjusted free cash flow decreased year over year by $52.9 million for the nine months ended March 31, 2023, due to the operating cash flow decrease described above, partially offset by lower capitalized software and capitalized expenditures.
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
Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2023 and 2022 are shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2023	2022	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$396,642	$349,216	14%	2%	16%	—%	16%
PrintBrothers	139,569	119,960	16%	5%	21%	1%	22%
The Print Group	85,504	75,361	13%	6%	19%	—%	19%
National Pen	81,113	72,243	12%	3%	15%	—%	15%
All Other Businesses	49,037	48,486	1%	—%	1%	—%	1%
Inter-segment eliminations	(9,701)	(7,854)
Total revenue	$742,164	$657,412	13%	3%	16%	—%	16%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2023	2022	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,203,747	$1,146,810	5%	4%	9%	(1)%	8%
PrintBrothers	420,866	383,011	10%	12%	22%	(1)%	21%
The Print Group	251,663	238,311	6%	11%	17%	—%	17%
National Pen	283,400	266,224	6%	6%	12%	—%	12%
All Other Businesses	160,862	154,076	4%	—%	4%	—%	4%
Inter-segment eliminations	(29,757)	(23,705)
Total revenue	$2,290,781	$2,164,727	6%	6%	12%	(1)%	11%
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

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of revenue	$394,908	$347,452	$1,228,036	$1,110,378
% of revenue	53.2%	52.9%	53.6%	51.3%
For the three and nine months ended March 31, 2023, cost of revenue increased by $47.5 million and $117.7 million, respectively, as compared to the prior year periods, primarily due to the continued effects of global supply chain challenges that resulted in increased costs for product substrates like paper, production materials like aluminum plates, freight and shipping charges, and energy costs, as well as additional variable cost increases driven by the constant-currency revenue growth described above. Although input costs were higher year over year during the third quarter of fiscal 2023, we started to see some easing across many product substrates, and we began to pass the anniversary of input cost increases, so the year-over-year impact lessened. Compensation costs were also higher due to the combination of a more competitive labor market and the inflationary environment in many jurisdictions where we operate.
The overall impact of increased costs, net of pricing increases and manufacturing efficiencies, was minimal in the current quarter, though still a negative year-over-year impact for the nine months ended March 31, 2023.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Technology and development expense (1)	$78,287	$75,291	4%	$230,485	$212,835	8%
% of revenue	10.5%	11.5%		10.1%	9.8%
Marketing and selling expense (1)	$187,234	$194,618	(4)%	$593,312	$577,931	3%
% of revenue	25.2%	29.6%		25.9%	26.7%
General and administrative expense (1)	$52,578	$50,888	3%	$156,441	$144,162	9%
% of revenue	7.1%	7.7%		6.8%	6.7%
Amortization of acquired intangible assets	$11,239	$14,180	(21)%	$35,951	$41,520	(13)%
% of revenue	1.5%	2.2%		1.6%	1.9%
Restructuring expense (2)	$30,115	$3,420	781%	$43,142	$3,418	(1,162)%
% of revenue	4.1%	0.5%		1.9%	0.2%
_____________________
(1) As a result of the March 2023 cost reduction action described above, we expect to realize cost savings in future periods. The cost savings benefit during the current period was not material.
(2) Refer to Note 13 in our accompanying consolidated financial statements for additional details relating to restructuring expense.

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
Technology and development expenses increased by $3.0 million and $17.7 million for the three and nine months ended March 31, 2023, respectively, as compared to the prior-year periods. This increase is primarily driven by increased volume-related third-party technology costs due in part to higher customer demand. In addition, compensation costs increased year-over-year by $0.5 million and $4.4 million for the three and nine months ended March 31, 2023, respectively, due to increases from our inflation-adjusted annual merit cycle and market adjustments. Other operating costs increased due to higher travel and training costs. These increases were partially offset by cost savings resulting from recent restructuring actions that reduced headcount.
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
For the three and nine months ended March 31, 2023, marketing and selling expenses decreased by $7.4 million and increased by $15.4 million, respectively, as compared to the prior-year periods. The decrease for the three months ended March 31, 2023 was primarily driven by lower costs in our Vista business of $11.7 million, due in part to lower advertising spend. These decreases were partially offset by increased advertising spend collectively across all our other businesses of $4.9 million.
The increased spend for the nine months ended March 31, 2023 was due to higher advertising spend of $26.6 million across Cimpress (including increases in mid- and upper-funnel spend, partially offset by lower performance advertising in Vista during the first half of the current fiscal year), partially offset by lower compensation costs in Vista year over year.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and nine months ended March 31, 2023, general and administrative expenses increased by $1.7 million and $12.3 million, respectively, as compared to the prior-year periods. Compensation costs increased year over year from higher headcount and the impacts of our inflation-adjusted annual merit cycle. Other cost increases included higher travel and training costs and consulting spend.
For the nine months ended March 31, 2023, we recognized an additional $2.2 million of expense related to the termination of one of our leased office locations as we continue to optimize our office footprint with many of our team members operating under a remote-first model. These increases were partially offset by lower share-based compensation expense due to forfeitures from our recent restructuring actions, as well as favorability due to different timing of expense from our granting of RSUs and options for most employees during the current year, as compared to PSUs in prior years.

Restructuring expense
Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets, costs to exit loss-making operations, and other related costs including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA.
For the three and nine months ended March 31, 2023, restructuring expenses increased by $26.7 million and $39.7 million, respectively, as compared to the prior-year periods. This increase is largely driven by $29.5 million of costs recognized in the current quarter related to the previously described action taken in our Vista business and central teams during March 2023 that were intended to reduce costs and support expanded profitability, reduced leverage, and increased speed, focus and accountability. The remaining increase relates to other actions announced earlier in the year to prioritize our investments and exit the Japanese and Chinese markets. Refer to Note 13 in the accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income, net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(Losses) gains on derivatives not designated as hedging instruments	$(2,428)	$11,210	$2,021	$31,017
Currency-related gains (losses), net	4,187	(672)	10,217	5,202
Other (losses) gains	(382)	1,783	(856)	2,111
Total other income, net	$1,377	$12,321	$11,382	$38,330
The decrease in other income, net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
We experienced currency-related net gains due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
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
Interest expense, net increased by $6.3 million and $8.6 million during the three and nine months ended March 31, 2023, respectively, as compared to the prior-year periods, primarily due to a higher weighted-average interest rate (net of interest rate swaps) driving the majority of the interest expense increases, partially offset by an increase in interest income earned on our cash and marketable securities of $2.2 million and $5.8 million, respectively. In addition, we recognized accretion adjustments of $1.2 million and $3.3 million during the three and nine months ended March 31, 2023, respectively, for our mandatorily redeemable noncontrolling interests, which did not occur in the prior periods.
Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Income tax expense	$8,475	$29,529	$143,969	$56,208
Effective tax rate	(20.5)%	(73.2)%	(208.3)%	149.9%

Tax expense decreased for the three months ended March 31, 2023 versus the prior comparable period due to the partial valuation allowance on Swiss deferred tax assets of $29.6 million recorded during the three months ended March 31, 2022. Tax expense increased for the nine months ended March 31, 2023 versus the prior comparable period due to the full valuation allowance on Swiss deferred tax assets of $116.7 million recorded during the nine months ended March 31, 2023.

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
Vista
During the fourth quarter of fiscal year 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We revised our presentation of all prior periods presented to reflect our updated segment reporting, which decreased both Vista segment EBITDA and Central and corporate costs by $1.9 million and $4.9 million, respectively, for the three and nine months ended March 31, 2023.

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$396,642	$349,216	14%	$1,203,747	$1,146,810	5%
Segment EBITDA	60,392	25,534	137%	146,286	183,220	(20)%
% of revenue	15%	7%		12%	16%

Segment Revenue
Vista's reported revenue growth for the three and nine months ended March 31, 2023 was negatively affected by a currency impact of 2% and 4%, respectively. Vista's organic constant-currency revenue growth was 16% and 8%, respectively, for the three and nine months ended March 31, 2023. Constant-currency revenue growth was driven by new customer count and new customer bookings growth across all major markets, as well as increased repeat customer bookings. From a product perspective, the strongest growth was in the promotional products, apparel and gifts (PPAG) category, as well as business cards, marketing materials, packaging and signage. For the three and nine months ended March 31, 2023, holiday cards and invitations and announcements declined, particularly in the U.S. market, which had a more pronounced impact during our seasonally significant second quarter. For the three and nine months ended March 31, 2023, revenue growth was negatively impacted year over year by a decline in face mask sales of $1.7 million and $10.2 million, respectively, as well as lower revenue year over year of $2.1 million and $5.4 million, respectively, due to our planned exit from the Japanese market.

Segment Profitability
For the three months ended March 31, 2023, segment EBITDA increased by $34.9 million, through a combination of factors including revenue growth described above. Gross margins were flat year over year as inflationary cost pressures began to lessen and further price increases were implemented. In addition, advertising spend decreased $4.1 million year over year, as a result of increased efficiency and a reduction in spend in non-core categories. We also continue to test a higher mix of mid- and upper-funnel advertising spend compared to lower-funnel spend, which we believe should help us improve awareness and consideration with customers and prospects with less reliance on paid search advertising. We delivered some operating expense efficiencies this quarter, although the cost reduction implemented and announced in March did not materially benefit the quarter.
For the nine months ended March 31, 2023, segment EBITDA decreased by $36.9 million, due in part to cost inflation that had a larger net impact on our results during the first half of fiscal 2023. Product mix weighed on Vista's gross margins during the first half of fiscal year 2023, when we experienced the fastest growth in product categories like PPAG that have lower gross margins although higher average order values. Changes in currency exchange rates had a negative impact during the nine months ended March 31, 2023. Vista's advertising expense increased by $19.4 million year over year, driven by higher mid- and upper funnel advertising spend, mainly during the first half of fiscal 2023. Operating expenses also increased $3.0 million due to increased growth investments made last year, which we've fully lapped during the current quarter and were starting to be offset by cost reductions implemented in March 2023.
PrintBrothers

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$139,569	$119,960	16%	$420,866	$383,011	10%
Segment EBITDA	15,886	12,392	28%	50,386	47,280	7%
% of revenue	11%	10%		12%	12%
Segment Revenue
PrintBrothers' reported revenue growth for the three and nine months ended March 31, 2023 was negatively affected by currency impacts of 5% and 12%, respectively. When excluding the benefit from a small recent acquisition, organic constant-currency revenue growth was 22% and 21%, respectively. This strong performance was driven by growth in order volumes and price increases implemented to address inflationary cost increases.
Segment Profitability
Despite a challenging supply chain and inflationary environment, PrintBrothers' segment EBITDA for the three and nine months ended March 31, 2023 grew year over year, driven by the constant-currency revenue growth described above, as well as profit contribution from a business acquired in the last twelve months. Currency exchange fluctuations negatively impacted segment EBITDA year over year by $0.5 million and $4.4 million, for the three and nine months ended March 31, 2023, respectively. We continue to focus on key areas within these businesses to exploit scale advantages and improve their cost competitiveness. These businesses also continue to adopt technologies that are part of our mass customization platform, which we believe will further improve customer value and the efficiency of each business over the long term.
The Print Group

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$85,504	$75,361	13%	$251,663	$238,311	6%
Segment EBITDA	13,589	11,923	14%	39,490	42,670	(7)%
% of revenue	16%	16%		16%	18%

Segment Revenue
The Print Group's reported revenue for the three and nine months ended March 31, 2023 was negatively affected by a currency impact of 6% and 11%, respectively, resulting in an increase to revenue on a constant-currency basis of 19% and 17%, respectively. Constant-currency revenue growth was largely driven by price increases that have been implemented over the past year to address inflationary cost increases, as well as volume growth and increased order fulfillment for other Cimpress businesses.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three months ended March 31, 2023, as compared to the prior year, was driven by the revenue growth described above, as well as gross margin improvements due to lower shipping costs and benefits from a higher mix of insourced order production. The decrease in The Print Group's segment EBITDA during the nine months ended March 31, 2023 as compared to the prior year was largely due to higher input costs that are impacted by supply chain disruptions and higher shipping and energy costs, which had a larger impact during the first half of fiscal 2023. For the three and nine months ended March 31, 2023, currency exchange fluctuations negatively impacted segment EBITDA year over year by $0.6 million and $4.4 million, respectively.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$81,113	$72,243	12%	$283,400	$266,224	6%
Segment EBITDA	(3,336)	(898)	(271)%	20,150	22,653	(11)%
% of revenue	(4)%	(1)%		7%	9%
Segment Revenue
For the three and nine months ended March 31, 2023, National Pen's revenue growth was negatively affected by currency impacts of 3% and 6%, respectively, resulting in constant-currency revenue growth of 15% and 12%, respectively. Constant-currency revenue growth was driven by price increases that have been implemented over the past year to address inflationary cost increases, as well as volume growth in new product categories that include bags and drinkware. Year-over-year revenue growth was negatively impacted by our planned exit from the Japanese market by approximately $2.6 million and $9.9 million for the three and nine months ended March 31, 2023, respectively, as well as the decline in face mask sales by approximately $1.2 million and $8.5 million, respectively.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three and nine months ended March 31, 2023 was driven by negative currency impacts of $1.1 million and $6.5 million, respectively. During the third quarter of fiscal 2023, segment EBITDA was negatively impacted by contribution margin compression due to increased ad spend across direct mail and web channels, as well as unfavorable product mix shifts to newer product introductions. In addition, operating expenses increased due to higher tech spend and customer service costs driven by higher sales volumes. For the nine months ended March 31, 2023, segment EBITDA benefited from lower advertising spend during the first half of the year, as well as less pronounced impacts from product mix shifts during that same period.
All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$49,037	$48,486	1%	$160,862	$154,076	4%
Segment EBITDA	5,036	6,044	(17)%	16,620	17,199	(3)%
% of revenue	10%	12%		10%	11%

This segment consists of BuildASign, which is a larger and profitable business, and Printi, an early-stage business that we have managed at a relatively modest operating loss as previously described and planned. This segment also included results from our recently divested YSD business that was completed during the third quarter of fiscal 2023.
Segment Revenue
All Other Businesses' constant-currency revenue growth was 1% and 4% during the three and nine months ended March 31, 2023, respectively. BuildASign generates the majority of revenue in this segment, and for the three months ended March 31, 2023 revenue was flat year over year and grew for the nine months ended March 31, 2023, with mixed performance by product line. Printi delivered solid revenue growth across product lines and channels due to price increases implemented over the past year.
Segment Profitability
The decrease in segment EBITDA for the three and nine months ended March 31, 2023 as compared to the prior comparative periods, was primarily due to lower gross margins driven by higher input costs that had a larger impact on BuildASign's home decor products, including increased labor and marketing costs.
During the fourth quarter of fiscal year 2022, we decided to divest our small, loss-making business in China (YSD), which is reported as part of this segment. Our loss was lower this quarter due to the decreased operating expenses as we prepared to divest the business, which was completed in early January 2023.
Central and Corporate Costs
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our Board of Directors, CEO, and the teams managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, internal audit and legal. These costs also include certain unallocated share-based compensation costs.
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
Central and corporate costs decreased by $1.6 million and $2.1 million during the three and nine months ended March 31, 2023, respectively, as compared to the prior periods, driven by favorability from unallocated share-based compensation due to changes in the mix of equity instruments and forfeitures from recent cost reduction actions. These decreases were partially offset by compensation increases as a result of our inflation-adjusted annual merit cycle and volume-related technology costs.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$68,474	$131,716
Net cash used in investing activities	(108,351)	(48,627)
Net cash used in financing activities	(125,766)	(98,746)
The cash flows during the nine months ended March 31, 2023 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $309.7 million primarily related to adjustments for depreciation and amortization of $121.6 million, deferred taxes of $116.0 million, share-based compensation costs of $31.4 million, and unrealized currency-related losses of $25.5 million.

Cash outflows:
•Net loss of $213.1 million
•Exercise of PrintBrothers' and BuildASign minority equity interest holders' put options for $95.6 million; refer to Note 10 in the accompanying consolidated financial statements for additional details
•Total net working capital impacts of $28.1 million were a use of cash, primarily due to timing impacts from unfavorable changes to accounts payable, partially offset by an inflow from accrued expenses driven by an increase in restructuring-related accruals of $15.3 million. Refer to Note 13 in the accompanying consolidated financial statements for additional details.
•Internal and external costs of $44.2 million for software and website development that we have capitalized
•Capital expenditures of $37.5 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Purchase of held-to-maturity securities for $23.9 million, net of maturities
•Repayments of debt, net of proceeds from debt, for $9.7 million
•Payments for finance lease arrangements of $6.0 million
•Payment of withholding taxes in connection with share awards of $3.8 million
•$3.7 million of distributions to noncontrolling interest holders
Additional Liquidity and Capital Resources Information. At March 31, 2023, we had $115.0 million of cash and cash equivalents, $74.8 million of marketable securities and $1,710.2 million of debt, excluding debt issuance costs and debt premiums and discounts. During the nine months ended March 31, 2023, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.
In light of our recently implemented cost savings measures and our expectation of continued profitability expansion and cash flow generation, we expect our liquidity to increase in the fourth quarter of fiscal year 2023 and in fiscal year 2024. We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. We remain committed to reducing our net leverage through a combination of increased profits and lower net debt in line with the detailed plan we outlined in our investor update on March 24, 2023. Therefore, through fiscal year 2024 we expect capital allocation beyond current levels of organic investment to favor net debt reduction, which could include repurchases of our 7.0% Senior Notes due 2026.
Indefinitely Reinvested Earnings. As of March 31, 2023, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $53.7 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.

Contractual Obligations
Contractual obligations at March 31, 2023 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$80,970	$23,915	$29,538	$7,936	$19,581
Purchase commitments	205,974	130,133	74,924	917	—
Senior unsecured notes and interest payments	747,000	42,000	84,000	621,000	—
Senior secured credit facility and interest payments (2)	1,497,863	89,310	181,419	170,739	1,056,395
Other debt	7,678	2,977	4,127	574	—
Finance leases, net of subleases (1)	32,256	6,117	9,085	3,168	13,886
Total (3)	$2,571,741	$294,452	$383,093	$804,334	$1,089,862
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.6 million as of March 31, 2023 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $1.5 million in the aggregate outstanding as of March 31, 2023.
Purchase Commitments. At March 31, 2023, we had unrecorded commitments under contract of $206.0 million. Purchase commitments consisted of third-party cloud services of $79.4 million; inventory, third-party fulfillment and digital service purchase commitments of $79.2 million; software of $16.9 million; advertising of $10.1 million; production and computer equipment purchases of $2.5 million; commitments for professional and consulting fees of $3.5 million; and other unrecorded purchase commitments of $14.4 million.
Senior Secured Credit Facility and Interest Payments. As of March 31, 2023, we have borrowings under our Restated Credit Agreement of $1,102.5 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million Revolving Credit Facility under our Restated Credit Agreement has $244.0 million unused as of March 31, 2023. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of March 31, 2023 and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule.
Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 7.0% Senior Notes due 2026 contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of March 31, 2023, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional information.

Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2023, we had $7.7 million outstanding for those obligations that have repayments due on various dates through March 2027.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2023 is $28.8 million, net of accumulated depreciation of $36.9 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2023 amounts to $37.1 million.
Other Obligations. In February 2023, we made a $6.8 million deferred payment for our Depositphotos acquisition, resulting in no outstanding acquisition-related deferred liabilities as of March 31, 2023.
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

The table below sets forth operating income and adjusted EBITDA for the three and nine months ended March 31, 2023 and 2022:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
GAAP operating (loss) income	$(12,197)	$(28,437)	$3,414	$74,483
Exclude expense (benefit) impact of:
Depreciation and amortization	39,751	43,651	121,567	133,397
Share-based compensation expense	7,242	12,704	29,264	36,215
Certain impairments and other adjustments	(549)	277	1,982	(3,216)
Restructuring-related charges	30,115	3,420	43,142	3,418
Realized gains (losses) on currency derivatives not included in operating (loss) income (1)	4,783	2,011	26,553	(987)
Adjusted EBITDA	$69,145	$33,626	$225,922	$243,310
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our exposure to foreign currencies for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the nine months ended March 31, 2023 and 2022:

In thousands	Nine Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$68,474	$131,716
Purchases of property, plant and equipment	(37,486)	(42,142)
Capitalization of software and website development costs	(44,181)	(49,875)
Adjusted free cash flow	$(13,193)	$39,699

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of March 31, 2023, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2023, we had $1,103 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2023, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of March 31, 2023, would result in a $7.7 million impact to interest expense over the next 12 months.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $12.0 million and $24.8 million on our (loss) income before income taxes for the three and nine months ended March 31, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1	Second Amended and Restated Executive Retention Agreement between Cimpress plc and Robert Keane dated February 20, 2023 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023
10.2	Form of Amended and Restated Executive Retention Agreement between Cimpress plc and each of Sean Quinn and Maarten Wensveen is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023
10.3	Executive Retention Agreement between Cimpress plc and Florian Baumgartner dated February 1, 2023 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023
10.4	Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated July 10, 2019
10.5	Amendment to Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated January 1, 2021
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 27, 2023                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)