Form 10-K
period 2023-06-30
CIMPRESS plc
filed 2023-08-04
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the annual period ended	June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $599.3 million on December 31, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of July 31, 2023, there were 26,362,374 Cimpress plc ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2023. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS PLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2023

PART I
Item 1. Business
Overview & Strategy
Cimpress is a strategically focused group of more than ten businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency. We discuss mass customization in more detail further below.
We have grown substantially over our history, from $0 in 1995 to $0.2 billion of revenue in fiscal year 2006, the year when we became a publicly traded company, then to $3.1 billion of revenue in fiscal year 2023. As we have grown we have achieved important benefits of scale. Our strategy is to invest in and build customer-focused, entrepreneurial print mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
We believe this decentralized structure is beneficial in many ways as it enables our businesses to be more customer focused, to make better decisions faster, to manage a holistic cross-functional value chain required to serve customers well, to be more agile, to be held more accountable for driving investment returns, and to understand where we are successful and where we are not. This structure delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses. We believe this approach has provided great value in periods of increased market volatility, enabling our businesses to respond quickly to changes in customer needs, while also providing our leaders an environment to share best practices and insights across the group.
The select few shared strategic capabilities into which we invest include our (1) mass customization platform ("MCP"), (2) talent infrastructure in India, (3) central procurement of large-scale capital equipment, shipping services, major categories of our raw materials and other categories of spend, and (4) peer-to-peer knowledge sharing among our businesses. We encourage each of our businesses to leverage these capabilities, but each business is free to choose the extent to which they use these services. This optionality, we believe, creates healthy pressure on the central teams who provide such services to deliver compelling value to our businesses.
We limit all other central activities to only those that must be performed centrally. Out of more than 15,000 employees, we have fewer than 100 who work in central activities that fall into this category, which includes tax, treasury, internal audit, legal, sustainability, corporate communications, remote first enablement, consolidated reporting and compliance, investor relations, capital allocation, and the functions of our CEO and CFO. We have developed guardrails and accountability mechanisms in key areas of governance including cultural aspects such as a focus on customers and being socially responsible, as well as operational aspects such as the processes by which we set strategy and financial budgets and review performance, and the policies by which we ensure compliance with applicable laws.
Our Uppermost Financial Objective

Our uppermost financial objective is to maximize our intrinsic value per share. We define intrinsic value per share as (a) the unlevered free cash flow per diluted share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per diluted share. We define unlevered free cash flow as adjusted free cash flow plus cash interest payments, partially offset by cash interest received on our cash and marketable securities.

This financial objective is inherently long term in nature. Thus an explicit outcome of this is that we accept fluctuations in our financial metrics as we make investments that we believe will deliver attractive long-term returns on investment.

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

There are three ingredients to mass customization applied to print applications: (1) web-to-print or e-commerce stores that offer a wide variety of customizable products, a replacement of more expensive and harder-to-scale physical stores with limited geographic reach; (2) software-driven order aggregation, which enables significantly reduced costs on low-volume orders; and (3) democratized design that combines intuitive design software with a large scale of human designers that are typically located in low-cost locations to deliver high-quality, or lower-cost, highly scalable alternatives to traditional graphic design services.

We believe that the business cards sold by our Vista business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on Vista to design and procure aesthetically pleasing, high-quality, quickly delivered, and low-priced business cards. The Vista production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with very consistent quality and delivery reliability. Customers have very extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, or different paper thicknesses. Achieving this type of product variety while also being very cost efficient took us almost two decades and requires massive volume, significant engineering investments, and significant capital. For example, business cards is a mature market that, at the overall market level, has experienced continual declines over the past two decades. Yet, for Vista, this has remained a growing category that is highly profitable. We currently produce many other product categories (such as flyers, brochures, signage, drinkware, pens, t-shirts, hats, embroidered soft goods, rubber stamps, labels, packaging, stickers, books, catalogs, magazines, calendars, holiday cards, invitations, photobooks, and canvas prints) via similar analogous methods. While these product categories are not as automated as business cards, each is well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable, and growing revenue stream.
Market and Industry Background
Print's Mass Customization Opportunity
Mass customization of print and related products is not a market itself, but rather a business model that can be applied across global geographic markets, to customers from varying businesses (micro, small, medium, and large), graphic designers, resellers, printers, teams, associations, groups, consumers, and families, to which we offer products such as the following:

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
Cimpress’ current revenue represents a very small fraction of this market opportunity. We believe that Cimpress and competitors who have built their businesses around a mass customization model are “disruptive innovators” to these large markets because we enable small-volume production of personalized, high-quality products at an affordable price. Disruptive innovation, a term coined by Harvard Business School professor Clayton Christensen, describes a process by which a product or service takes root initially in simple applications at the bottom of a market (such as free business cards for the most price sensitive of micro-businesses or low-quality white t-shirts) and then moves up market, eventually displacing established competitors (such as those in the markets mentioned above).

We believe that a large opportunity exists for major markets to shift to a mass customization paradigm and, even though we are largely decentralized, the select few shared strategic capabilities into which we centrally invest provide significant scale-based competitive advantages for Cimpress.
We believe this opportunity to deliver substantially better customer value and, therefore, disrupt large traditional industries can translate into tremendous future opportunity for Cimpress. Earlier in our history, we focused primarily on a narrow set of customers (highly price-sensitive and discount-driven micro businesses and consumers) with a limited product offering. Through acquisitions and via significant investments in our Vista business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and gained a capability to serve a vast range of customer types.
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
Print Market Opportunity
Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e., still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America, Europe and Australia, and significantly higher if you include other geographies and custom consumer products. These product categories are listed in order of market penetration by mass customization models. The market for small format marketing materials is the most mature in this penetration, though there is still a significant portion served by thousands of small traditional suppliers. The market for packaging products is the least mature in terms of penetration by mass customization models, but this transition has begun. The estimates of annual market opportunity in each of the four product categories below are based on research conducted for Cimpress by third-party research firm Keypoint Intelligence in August 2022 to estimate the value of print shipments to small and medium businesses in Australia, France, Germany, Italy, UK and the U.S. Cimpress extrapolated the findings of the study to estimate the market size of the remaining countries in North America and Europe in which we sell products based on the relative number of small and medium businesses in those other markets.

•Small format marketing materials such as business cards, flyers, leaflets, inserts, brochures, and magazines. Businesses of all sizes are the main end users of short-and-medium run lengths (per order quantities below 2,500 units for business cards and below 20,000 units for other materials). This opportunity is estimated to be more than $25 billion per year.

•Large format products such as banners, signs, tradeshow displays, and point-of-sale displays. Businesses of all sizes are the main end users of short-and-medium run lengths (less than 1,000 units). This opportunity is estimated to be more than $35 billion per year.

•Promotional products, apparel, and gifts including decorated apparel, bags, and textiles, and hard goods such as pens, USB sticks, and drinkware. The end users of short-and-medium runs of these products range from businesses to teams, associations and groups, as well as individual consumers. This opportunity is estimated to be more than $25 billion per year.

•Packaging products, such as corrugated board packaging, folded cartons, bags, and labels. Businesses of all sizes are the primary end users for short-and-medium runs (below 10,000 units). This opportunity is estimated to be more than $15 billion per year.
Design Market Opportunity

Vista was an early pioneer of the concept of web-based do-it-yourself design for printed products as a fundamental part of its original customer value proposition for designs for relatively simple 2D product formats. We believe that there is an ongoing revolution in graphic design for small business marketing, one in which a combination of technology tools, artificial intelligence and machine learning, and convenient access via two-sided marketplace platforms to professional freelance design talent (including from low-cost countries) will continue a multi-decade democratization of design that has been central to print mass customization, and is likely to continue to be a key enabler to bringing ever-more-complex product formats and marketing channels into the mass customization paradigm (for example, packaging, large format signage, and catalogs). Vista has continued to invest in its design capabilities, both organically and through acquisition, to be a leader in this market shift. For example, Vista has acquired a network of 150,000 freelance designers who work with customer-specific design projects and a business with more than 100,000 freelance contributors of photos, videos, music, and other content. Vista is building a design system that combines graphic templates created by thousands of freelancers with algorithmically generated variations across many different print and digital products of customers' adaptation of those templates.

Vista researched the design spend in two of its largest markets, the U.S. and Germany, and found that small businesses spend approximately $6 billion annually on design services in these two markets, exclusive of the purchases of the print or digital products that the designs enhance. Even more importantly, this research found that small businesses in these markets that purchase design services represent the majority of the addressable market for print and digital marketing materials. We believe that a broader complement of design services should enable Vista to retain customers longer as their needs evolve, as well as both attract new customers and serve existing customers with more complex products, and therefore access more of our total addressable market.

Digital Market Opportunity

Over the past decade, small businesses have complemented the physical products they use to market their businesses with digital marketing channels like websites and social media marketing. Though the digital marketing channels themselves are not areas that we believe we should allocate significant capital to develop our own offerings, design is a common component to both physical and digital marketing for small businesses, and our small business customers look for ideas and advice when it comes to ensuring cohesive brand expression and successful campaigns across these channels. In our Vista business we recently acquired a business to accelerate our offering for do-it-yourself social media design that, combined with partnership opportunities with leading digital presence businesses like Wix, has extended our total addressable market into an adjacency where we believe we have an opportunity to deliver integrated marketing solutions to small business customers using a best-in-class partnership approach. The total market for digital marketing applications is massive, but our ambition here is focused on enhancing the customer experience of millions of Vista customers, where the amount that businesses spend annually on digital marketing solutions is roughly the same amount as is spent on design services and print products. We believe investing in digital design capabilities and offering digital solutions via partnership will enable Vista to capture a portion of this opportunity by attracting new customers and increasing the lifetime value and retention of existing customers.
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
Our businesses serve markets primarily in North America, Western Europe, Australia, and New Zealand. We also have small but fast growing businesses in India and Brazil. Their websites typically offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design and place an order, either on a completely self-service basis or with varying levels of assistance. The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, canvas-print wall décor, decorated apparel, promotional products and gifts, packaging, design services, textiles, and magazines and catalogs.
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
Our businesses operate production facilities throughout the geographies listed above, with over 3 million square feet of production space in the aggregate across our owned and operated facilities. We also work extensively with hundreds of external fulfillers across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production, and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to reduce inventory and working capital and improve delivery speeds to customers relative to traditional suppliers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
We believe that the potential for scale-based advantages is not limited to focused, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous “long tail” of diverse and uncommon orders in order to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest-volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long-tail product in question; thus, our relative efficiency gains remain substantial. For this type of long-tail production, we rely heavily on third-party fulfillment partnerships, which allow us to offer a very diverse set of products. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting, and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus Vista where product assortment is dramatically smaller on a relative basis. This deep and broad product offering is important to many customers.
    Our businesses are currently organized into the following five reportable segments:
1.Vista:

Consists of the operations of our VistaPrint branded websites in North America, Western Europe, Australia, New Zealand, India, and Singapore. This business also includes our 99designs by Vista business, which provides graphic design services, VistaCreate for do-it-yourself (DIY) design, our Vista x Wix partnership for small business websites, and our Vista Corporate Solutions business, which serves medium-sized businesses and large corporations.
Our Vista business helps more than 11 million small businesses annually to create attractive, professional-quality marketing products at affordable prices and at low volumes. With Vista, small businesses are able to create and customize their marketing with easy-to-use digital tools and design-templates, or by receiving expert graphic design support. In October 2020, Vista acquired 99designs to expand its design offering via a worldwide community of more than 150,000 talented designers to make it easy for designers and clients to work together to create designs they love. In October 2021, Vista acquired Depositphotos and its business now known as VistaCreate to expand the content available for our customers and to introduce VistaCreate, which is a versatile, intuitive design software, which leverages templates from freelance contributors.
Several signature services including "VistaPrint", "VistaCreate", "99designs by Vista", "Vista Corporate Solutions," and "Vista x Wix" operate within the "Vista" brand architecture. This broadens our customers' understanding of our value proposition to allow us to serve a larger set of their needs across a wide range of products and solutions that include design, social media, and web presence as well as print.
VistaPrint represents the vast majority of the revenue in this segment where average order value is more than $80 and customers spend, on average, a bit more than $170 per year; gross margins are about 54% and advertising spend as a percent of revenue is about 16%. Vista has had strong free cash flow conversion as its e-commerce model typically leads to collections from customers prior to the production and shipment of customer orders.
Upload & Print:
Our Upload & Print businesses are organized in two reportable segments: PrintBrothers and The Print Group, both of which focus on serving graphic professionals such as local printers, print resellers, graphic artists, advertising agencies, and other customers with professional desktop publishing skill sets. Upload and Print businesses have an average order value of about €115 and annual per customer revenue of over €650. Gross margins vary by business but average about 30% due to wholesale-like pricing and the wide variety of products produced both in owned facilities as well as via third-party fulfillers. Advertising spend as a percent of revenue is about 5%.
2.PrintBrothers: Consists of our druck.at, Printdeal, and WIRmachenDRUCK businesses. PrintBrothers businesses serve customers throughout Europe, primarily in Austria, Belgium, Germany, the Netherlands, and Switzerland.

3.The Print Group: Consists of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses. The Print Group businesses serve customers throughout Europe, primarily in France, Italy, Spain, and the UK.

4.National Pen:

Consists of our National Pen business and a few smaller brands operated by National Pen that are focused on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses.

National Pen serves more than a million small businesses annually across geographies including North America, Europe, and Australia. Marketing methods are typically direct mail and telesales, as well as a growing e-commerce site. National Pen operates several brands focused on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses. National Pen’s average order value is about $200 - $250, and annual revenue per customer is about $300. Gross margins are about 52% with highly seasonal profits driven in the December quarter. Advertising spend as a percent of revenue is about 21%. Significant inventory and customer invoicing requirements in this business drive different working capital needs compared to our other businesses.

5.All Other Businesses:
A collection of businesses combined into one reportable segment based on materiality, including BuildASign, a larger and profitable business, with strong profitability and cash flow, and Printi, a small early-stage business operating at a relatively modest operating loss. We exited our YSD business, which was included in this reportable segment, during fiscal year 2023.

BuildASign is an e-commerce provider of canvas-print wall décor, business signage, and other large-format printed products.
As the online printing leader in Brazil, Printi offers a superior customer experience with transparent and attractive pricing, reliable service, and quality.
Central Procurement
Given the scale of purchasing that happens across Cimpress’ businesses, there is significant value to coordinating our negotiations and purchasing to gain the benefit of scale. Our central procurement team negotiates and manages Cimpress-wide contracts for large-scale capital equipment, shipping services, and major categories of raw materials (e.g., paper, plates, ink). The Cimpress procurement team also supports procurement improvements, tools, and approaches across other aspects of our businesses’ purchases.
While we are focused on seeking low total cost in our strategic sourcing efforts, we also work to ensure quality, deliver reliability, and responsible sourcing practices within our supply chain. Our efforts include the procurement of high-quality materials and equipment that meet our strict specifications at a low total cost across a growing number of manufacturing locations, with an increasing focus on supplier compliance with our sustainable paper procurement policy as well as our Supplier Code of Conduct. Additionally, we work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure.
In light of recent disruptions in global supply chains, which impacted many industries, including ours, having this central procurement team that worked together with the procurement teams in each of our businesses benefited us, and we believe it has enabled us to operate more effectively, mitigating supply and cost risks relative to smaller competitors.
Technology
Our businesses typically rely on proprietary technology to attract and retain our customers, to enable customers to create graphic designs and place orders on our websites, and to sort, aggregate, and produce multiple orders in standardized, scalable processes. Technology is core to our competitive advantage, as without it our businesses would not be able to produce custom orders in small quantities while achieving the economics that are more analogous to mass-produced items.
We are building and using our Mass Customization Platform (MCP), which is a cloud-based collection of software services, APIs, web applications, and related technology that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. Cimpress businesses, and increasingly third-party fulfillers to our various businesses, leverage different combinations of MCP services, depending on what capabilities they need to complement their business-specific technology. The capabilities that are available in the MCP today include customer-facing technologies, such as ecommerce or those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, and logistics technologies that automate various stages of the production and delivery of a product to a customer. The benefits of the MCP include improved speed to market for new product introduction, reduction in fulfillment costs, improvement of product delivery or geographic expansion, improved site experience, automating manual tasks, and avoidance of certain redundant costs. We believe the MCP can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings, and shared technology development costs.

We intend to continue developing and enhancing our MCP-based customer-facing and manufacturing, supply chain, and logistics technologies and processes. We develop our MCP technology centrally and we also have software and production engineering capabilities in each of our businesses. Our businesses are constantly seeking to strengthen our manufacturing and supply chain capabilities through engineering improvements in areas like automation, lean manufacturing, choice of equipment, product manufacturability, materials science, process control, and color control.
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges depending on their specific needs. Over the past few years, an increasing number of our businesses have modernized and modularized their business-specific technology to enable them to launch more new products faster, provide a better customer experience, more easily connect to our MCP technologies, and leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as content management, multivariate testing tools, and data warehousing, which are areas that specialized best-in-class technologies are better than the proprietary technologies they have replaced. This allows our own engineering and development talent to focus on artwork technologies, product information management, and marketplace technologies from which we derive competitive advantage.
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
Information Privacy and Security

    Each Cimpress business is responsible for ensuring that customer, company, and team member information is secure and handled in ways that are fully compliant with relevant laws and regulations. Because there are many aspects of this topic that apply to all of our businesses, Cimpress also has a central security team that defines security policies, deploys security controls, provides services, and embeds security into the development processes of our businesses. This team works in partnership with each of our businesses and the corporate center to measure security maturity and risk, and provides managed security services in a way that allows each business to address their unique challenges, lower their cost, and become more efficient in using their resources.
Shared Talent Infrastructure
We make it easy, low cost, and efficient for Cimpress businesses to set up and grow teams in India via a central infrastructure that provides all the local recruiting, onboarding, day-to-day administration, HR, and facilities management to support these teams, whether for technology, graphic services, or other business functions. Most of our businesses have established teams in India, leveraging this central capability, with those teams working directly for the respective Cimpress business. This is another example of scale advantage, albeit with talent, relative to both traditional suppliers and smaller online competitors, that we leverage across Cimpress.
Competition
The markets for the products our businesses produce and sell are intensely competitive, highly fragmented, and geographically dispersed, with many existing and potential competitors. Though Cimpress is the largest business in our space, we still represent a small fraction of the overall market, and believe there is significant room for growth over the long-term future. Within this highly competitive context, our businesses compete on the basis of breadth and depth of product offerings; price; convenience; quality; technology; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer a broad selection of high-quality products as well as related services at competitive price points and, in doing so, offer our customers an attractive value proposition. As described above, in Vista in recent years we expanded both our value proposition and addressable market to include design and digital marketing services.
Our current competition includes a combination of the following:

•traditional offline suppliers and graphic design providers

•online printing and graphic design companies

•office superstores, drug store chains, and other major retailers targeting small business and consumer markets

•wholesale printers

•self-service desktop design and publishing using personal computer software

•email marketing services companies

•website design and hosting companies

•suppliers of customized apparel, promotional products, gifts, and packaging

•online photo product companies

•internet retailers

•online providers of custom printing services that outsource production to third-party printers

•providers of digital marketing such as social media and local search directories

Today’s market has evolved to be more competitive. This evolution, which has been ongoing for over 20 years, has led to major benefits for customers in terms of lower prices, faster lead times, and easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products like business cards, post cards and flyers, and consumer products, like holiday cards. As the model has become better understood and more prevalent, and online advertising approaches more common, the competition has become more intense. These types of small format products are growing and we continue to derive significant profits from these small format products. Additionally, there are other product areas that have only more recently begun to benefit from mass customization, such as books, catalogs, magazines, textiles, and packaging.

Social and Environmental Responsibility

Above and beyond compliance with applicable laws and regulations, we expect all parts of Cimpress to conduct business in a socially responsible, ethical manner. Examples of these efforts are:
•Climate change: We strive to achieve net zero carbon emissions by fiscal year 2040 across our entire value chain and to achieve a 53% reduction in emissions by fiscal year 2030 as compared to our fiscal year 2019 baseline. The majority of these baseline emissions are from our value chain (Scope 3). Through investments in energy-efficient infrastructure and equipment, as well as renewable energy, we have achieved significant reductions in our direct emissions (Scope 1) and indirect emissions from purchased electricity or other forms of energy (Scope 2), and expect further reductions in the future. We have begun to examine our Scope 3 emissions, including substrate and logistics choices, for further opportunities to reduce total emissions. We are focused on engaging our suppliers to refine our Scope 3 data, while enhancing our internal data management capabilities to improve our decision making and reporting capabilities. Our targets have been informed by a science-based approach and are in alignment with a 1.5oC pathway.
•Responsible forestry: We have converted the vast majority of the paper we print on in our Cimpress-owned production facilities to FSC-certified paper (FSC® C143124, FSC® C125299), a leading certification of responsible forestry practices. This certification confirms that the paper we print on comes from responsibly managed forests that meet high environmental and social standards. Currently 83% of the paper that we print on in our facilities is FSC-certified, and we seek to move that to 100% over time. We have expanded beyond our original product goal to also include packaging, where we target 95% of our packaging to be either FSC-certified corrugate or containing recycled content from post-consumer sources. We have also begun to engage our third-party suppliers to materially expand their use of responsibly forested paper for the products that they customize on our behalf.

•Plastics transition: We are committed to improving the profile of our plastic-based packaging and products in line with the targets set by the New Plastics Economy Global Commitment, co-sponsored by the United Nations Environment Programme. Our goal is focused on our product and packaging profile, and by fiscal year 2025 we aim to eliminate 100% of problematic plastic usage (PVC and polystyrene), transition 100% of non-reusable packaging to recyclable and/or compostable materials, decrease virgin plastic content in our packaging by 20%, and increase the recycled content in our plastic products by 20%. These goals are compared to our fiscal year 2020 baseline.
•Fair labor practices: We require recruiting, retention, and other performance management related decisions to be made based solely on merit and organizational needs and considerations, such as an individual’s ability to do their job with excellence and in alignment with the company’s strategic and operational objectives. We do not tolerate discrimination on any basis protected by human rights laws or anti-discrimination regulations, and we strive to do more in this regard than the law requires. We are committed to a work environment where team members are treated with respect and fairness, and have invested in education and awareness programs for team members to make further improvements in this area. We value individual differences, unique perspectives, and the distinct contributions that each one of us can make to the company.
•Team member health and safety: We require safe working conditions at all times to ensure our team members and other parties are protected, and require legal compliance at a minimum at all times. We require training on – and compliance with – safe work practices and procedures at all manufacturing facilities to ensure the safety of team members and visitors to our plant floors.
•Ethical supply chain: It is important to us that our supply chain reflects our commitment to doing business with the highest standards of ethics and integrity. We expect our suppliers to act in full compliance with applicable laws, rules, and regulations. Our code of business conduct and supplier code of conduct lay out our expectations regarding human rights, environmental standards, and safe working conditions. Each Cimpress business is responsible to closely monitor its supply chain for unacceptable practices such as environmental crimes, child labor, slavery, or unsafe working conditions.
More information can be found at www.cimpress.com in our Corporate Social Responsibility section, including links to reports and documents such as our inaugural environmental, social, and governance (ESG) report published on December 20, 2022, supplier code of conduct, and compliance with the UK anti-slavery act. We are monitoring developments in the ESG reporting regulatory landscape and are building the necessary processes and capabilities to remain in compliance as relevant regulations evolve.
Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, trademarks, and contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants, and business partners, and control access to, and distribution of, our proprietary information. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, and copyrights. Additionally, we have filed U.S. and international patent applications for certain of our proprietary technology.
Seasonality
Our profitability has historically had seasonal fluctuations. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and is our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, canvas prints, photobooks, and personalized gifts.
Human Capital
As of June 30, 2023, we had approximately 15,000 full-time and approximately 1,000 temporary employees worldwide.

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
Available Information
We make available, free of charge through our investor relations website at ir.cimpress.com, the reports, proxy statements, amendments, and other materials we file with or furnish to the SEC as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

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

•a potential recession or other economic downturn in some or all of our markets

•our pricing and marketing strategies and those of our competitors

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

•changes in our effective income tax rate or tax-related benefits or costs

•costs to acquire businesses or integrate our acquired businesses

•financing costs

•impairments of our tangible and intangible assets including goodwill

•the results of our minority investments and joint ventures
Some of our expenses, such as building leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to, or may not choose to, adjust operating expenses to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares may decline.
If we are not successful in transforming the Vista business, then we could lose market share and our financial results could be adversely impacted.

The Vista business is undertaking a multi-year transformation to be the expert design and marketing partner for small businesses. In the third quarter of fiscal year 2023, we implemented organizational changes to support expanded profitability and improve the speed and quality of our execution, and we have been investing heavily to rebuild Vista's technology infrastructure, improve our customer experience and product quality, and optimize Vista's marketing mix. If our investments do not have the effects we expect, the new technology infrastructure does not perform well or is not as transformational as we expect, we fail to execute well on the evolution of our customer value proposition and brand, or the transformation is otherwise unsuccessful, then the number of new and repeat customers we attract may not grow or could decline, Vista's reputation and brand could be damaged, and our revenue and earnings could fail to grow or could decline.

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
Our global operations and decentralized organizational structure place a significant strain on our management, employees, facilities, and other resources and subject us to additional risks.

We are a global company with production facilities, offices, employees, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and complexity including, among others:

•difficulty managing operations in, and communications among, multiple businesses, locations, and time zones

•challenges of ensuring speed, nimbleness, and entrepreneurialism in a large and complex organization

•difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, tariffs, and other costs

•our failure to maintain sufficient financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company

•the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business as planned, protectionist laws that favor local businesses, and restrictions imposed by local labor laws

•the challenge of maintaining management's focus on our strategic and operational priorities and minimizing lower priority distractions

•disruptions caused by political and social instability and war that may occur in some countries

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

•result in a failure to comply with legal and industry privacy regulations and standards

•lead to the misuse of our and our customers' and employees' confidential or personal information

•cause interruptions in our operations

•cause us to lose revenue if existing and potential customers believe that their personal and payment information may not be safe with us

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer, and data protection. Complying with these varying and changing requirements is challenging, especially for our smaller, more thinly staffed businesses, and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

Acquisitions and strategic investments may be disruptive to our business, may fail to achieve our goals, and can negatively impact our financial results.

An important way in which we pursue our strategy is to selectively acquire businesses, technologies, and services and make minority investments in businesses and joint ventures. The time and expense associated with acquisitions and investments can be disruptive to our ongoing business and divert our management's attention. In addition, we have needed in the past, and may need in the future, to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake.

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

The accounting for our acquisitions and minority investments requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, which can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn out based on performance targets for the acquired companies or enter into obligations or options to purchase noncontrolling interests in our acquired companies or minority investments, which can be difficult to forecast and can lead to larger than expected payouts that can adversely impact our results of operations.

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
Our various businesses rely on a variety of marketing methods to attract new and repeat customers. These methods include promoting our products and services through paid channels such as online search, display, and television, as well as leveraging our owned and operated channels such as email, direct mail, our social media accounts, and telesales. If the costs of these channels significantly increase or the effectiveness of these channels significantly declines, then our ability to efficiently attract new and repeat customers would be reduced, our revenue and net income could decline, and our business and results of operations would be harmed.

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
Our profitability has historically been highly seasonal. Our second fiscal quarter, which ends on December 31, includes the majority of the holiday shopping season and typically accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, our National Pen business has historically generated nearly all of its profits during the second fiscal quarter. Lower than expected sales during the second quarter have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production or disruptions of our supply chains, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions.

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

•pandemic or other public health crisis

•ransomware and other cyber security attacks

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

Demand for our products and services is sensitive to price for almost all of our businesses, and changes in our pricing strategies have had a significant impact on the numbers of customers and orders in some regions, which in turn affects our revenue, profitability, and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, the costs of raw materials, our competitors' pricing and marketing strategies, and the effects of inflation. We may not be able to mitigate increases in our costs by increasing the prices of our products and services. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

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

Complying with existing SHE laws and regulations is costly, and we expect our costs to significantly increase as new SHE requirements are added and existing requirements become more stringent. In some cases we pursue self-imposed socially responsible policies that are more stringent than is typically required by laws and regulations, for instance in the areas of worker safety, team member social benefits, and environmental protection such as carbon reduction initiatives. The costs of this added SHE effort are often substantial and could grow over time.

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
During the last two fiscal years, we have experienced material cost increases in a number of areas, including energy, product substrates like paper, production materials like aluminum plates, freight and shipping charges, and employee compensation due to a more competitive labor market. We cannot predict whether costs will further increase in the future or by how much. We have not been able to fully mitigate our cost increases through price increases. If our costs remain elevated or continue to increase, there could be further negative impacts to our financial results, and increasing our prices in response to increased costs could negatively affect demand for our products and services.
Supply chain disruptions could impair our ability to source raw materials.
A number of factors have impacted, and could in the future impact, the availability of materials we use in our business, including the residual effects of the COVID-19 pandemic, rising energy prices and other inflationary pressures, rationing measures, labor shortages, civil unrest and war, and climate change. Our inability to source sufficient materials for our business in a timely manner, or at all, would significantly impair our ability to fulfill customer orders and sell our products, which would reduce our revenue and harm our financial results.

We need to hire, retain, develop, and motivate talented personnel in key roles in order to be successful, and we face intense competition for talent.

If we are unable to recruit, retain, develop, and motivate our employees in senior management and key roles such as technology, marketing, data science, and production, then we may not be able to execute on our strategy and grow our business as planned. We are seeing increased competition for talent that makes it more difficult for us to retain the employees we have and to recruit new employees, and our current management and employees may cease their employment with us at any time with minimal advance notice. This retention risk is particularly heightened with respect to the leaders of certain of our businesses who have in the past or may in the future receive substantial payouts from their redeemable non-controlling interests in those businesses, as it may be challenging to retain and motivate them to continue running their businesses. Although we believe our remote-first way of working, which allows team members to work remotely with no expectation that they will commute to a company facility, is a competitive advantage, it can be more challenging to engage, motivate, and develop team members in a remote work environment, and our success depends on an engaged and motivated workforce and on developing the skills and talents of our workforce.

We face intense competition, and our competition may continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies and the mass customization market continues to change as new e-commerce businesses are introduced, established e-commerce businesses enter the mass customization and print markets, and traditional “brick and mortar” businesses establish an online presence. With Vista's increased focus on design services, we now also face competition from companies in the design space, some of which may be more established, experienced, or innovative than we are . Competition may result in price pressure, increased advertising expense, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Some of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition or loyalty, more focus on a given subset of our business, significantly greater financial, marketing, and other resources, or willingness to operate at a loss while building market share.

A major economic downturn could negatively affect our business and financial results.

It is possible that some or all of our markets could enter a recession or other sustained economic downturn, which could negatively impact demand for our products and services. Although the economic downturns we experienced in the past often precipitated increases in the number of small businesses, which in turn increased demand for our products, an inflation-fueled downturn and/or tightening credit conditions could result in potential customers not being able to afford our products and rely more on free social media channels to market themselves instead of the products and services we offer. If demand for our products and services decreases, our business and financial results could be harmed.

Meeting our ESG goals will be costly, and our ESG policies and positions could expose us to reputational harm.

We face risks arising from the increased focus by our customers, investors, and regulators on environmental, social, and governance criteria, including with respect to climate change, labor practices, the diversity of our management and directors, and the composition of our Board. Meeting the ESG goals we have set and publicly disclosed will require significant resources and expenditures, and we may face pressure to make commitments, establish additional goals, and take actions to meet them beyond our current plans. If customers and potential customers are dissatisfied with our ESG goals or our progress towards meeting them, then they may choose not to buy our products and services, which could lead to reduced revenue, and our reputation could be harmed. In addition, with anti-ESG sentiment gaining momentum in some of our markets, we could experience reduced revenue and reputational harm if we are targeted by groups or influential individuals who disagree with our public positions on social or environmental issues.

Risks Related to Our Corporate and Capital Structures

Our credit facility and the indentures that govern our notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility that governs our Term Loan B and revolving credit and the indenture that governs our 7.0% Senior Notes due 2026, which we collectively refer to as our debt documents, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit how we conduct our business, execute our strategy, compete effectively, or take advantage of new business opportunities, including restrictions on our ability to:

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

As of June 30, 2023, our total debt was $1,654.0 million. Our level of debt could have important consequences, including the following:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. Refinancing our debt may be particularly challenging in the current environment of capital market disruptions and rising interest rates. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all, and if we cannot make scheduled payments on our debt, we will be in default.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2023, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $8.7 million over the next 12 months, not including any yield from our cash and marketable securities.
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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance, or otherwise adversely affecting our financial condition, results of operations, and cash flows. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. In addition, the application of sales, value added, or other consumption taxes to e-commerce businesses, such as Cimpress is a complex and evolving issue. If a government entity claims that we should have been collecting such taxes on the sale of our products in a jurisdiction where we have not been doing so, then we could incur substantial tax liabilities for past sales.

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

    We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Also, our hedging objectives may be targeted at improving our non-GAAP financial metrics, which could result in increased volatility in our GAAP results. Since some of our hedging activity addresses long-term exposures, such as our net investment in our subsidiaries, the gains or losses on those hedges could be recognized before the offsetting exposure materializes to offset them, potentially causing volatility in our cash or debt balances, and therefore our leverage.

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

We believe that we were not a PFIC for the tax year ended June 30, 2023 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States taxation under the "controlled foreign corporation" rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the "controlled foreign corporation" rules. In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power or value of a non-U.S. corporation, or "10% U.S. Shareholder," and if such non-U.S. corporation is a "controlled foreign corporation," or "CFC," then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. In addition, a 10% U.S. Shareholder's pro rata share of other income of a CFC, even if not distributed, might also need to be included in a 10% U.S. Shareholder’s gross income for United States federal income tax (and possibly state income tax) purposes under the "global intangible low-taxed income," or "GILTI," provisions of the U.S. tax law. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. "Subpart F income" consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services, and personal property sales.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own real property, including the following manufacturing operations that provide support across our businesses:
•A 582,000 square foot facility located near Windsor, Ontario, Canada that primarily services our Vista business.
•A 492,000 square foot facility located in Shelbyville, Tennessee, USA, that primarily services our National Pen business.
•A 362,000 square foot facility located in Venlo, the Netherlands that primarily services our Vista business.
•A 130,000 square foot facility located in Kisarazu, Japan that formerly serviced our Vista and National Pen businesses in the Japanese market.
◦As of June 30, 2023, this facility is classified as held for sale. Refer to Item 8 of Part II, "Financial Statements and Supplementary Data - Note 18 - Restructuring Charges" for additional details.
•A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vista business.
•A 97,000 square foot facility located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2023, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vista	431,086	Technology development, marketing, customer service, manufacturing, and administrative	July 2023 - May 2027
PrintBrothers	320,020	Technology development, marketing, customer service, manufacturing, and administrative	September 2023 - September 2031
The Print Group	426,953	Technology development, marketing, customer service, manufacturing, and administrative	November 2023 - March 2037
National Pen	681,085	Marketing, customer service, manufacturing, and administrative	July 2023 - December 2037
All Other Businesses	586,917	Technology development, marketing, customer service, manufacturing, and administrative	March 2024 - February 2030
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress plc are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2023, there were five holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends and Repurchases
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our ordinary shares during the year ended June 30, 2023.
Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress plc ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2018 and the relative performance of each investment is tracked through June 30, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress plc, the NASDAQ Composite Index
and the RDG Internet Composite Index

	2018	2019	2020	2021	2022	2023
Cimpress plc	$100.00	$62.70	$52.66	$74.79	$26.83	$41.03
NASDAQ Composite	100.00	107.78	136.82	198.71	152.16	191.93
RDG Internet Composite	100.00	101.46	138.28	180.18	113.92	126.17
The share price performance included in this graph is not necessarily indicative of future share price performance.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, including profitability, cash flows, liquidity, and net leverage; the expected effects of our cost reductions and recent restructuring, including future cost savings; our competitive position and the size of our market; sufficiency of our liquidity position; legal proceedings; and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints, inflation, and the lingering effects of the COVID-19 pandemic; our inability to make the investments in our business that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions, including the possibility of an economic downturn in some or all of our markets; and other factors described in this Report and the documents that we periodically file with the SEC. The Business section of this Report also contains estimates and other statistical data from research we conducted in August 2022 with a third-party research firm, and this data involves a number of assumptions and limitations and contains projections and estimates of the sizes of the opportunities of our markets that are subject to a high degree of uncertainty and should not be given undue weight.
Executive Overview
Cimpress is a strategically focused group of more than ten businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency. We discuss mass customization further in the Business section of this Report.
As of June 30, 2023, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 15 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
We announced plans on March 23, 2023 to reduce costs within our Vista business and our central teams and implement organizational changes to support expanded profitability, reduced leverage and increased speed, focus, and accountability. These plans resulted in a restructuring charge of $30.2 million during fiscal year 2023. Excluding this restructuring charge, this restructuring action provided a cost savings benefit of approximately $24 million during the current fiscal year due to the timing of the action, and we expect this action to deliver approximately $100 million of annualized pre-tax cost savings in total.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the year ended June 30, 2023 as compared to the year ended June 30, 2022 follows:
Fiscal Year 2023
•Revenue increased by 7% to $3,079.6 million.
•Constant-currency revenue increased 11% when excluding the revenue of acquired companies for the first twelve months after acquisition (a non-GAAP financial measure).
•Operating income increased by $10.0 million to $57.3 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $58.8 million to $339.8 million.
•Diluted net loss per share attributable to Cimpress plc increased to $7.08 from $2.08 in the prior fiscal year.
•Cash provided by operating activities decreased by $89.2 million to $130.3 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $81.5 million to $18.7 million.
For the year ended June 30, 2023, the increase in reported revenue was primarily due to growth across all businesses and markets through increased pricing and customer demand. Revenue growth in our Vista business was driven by increases in new customer count as well as new and repeat customer bookings across most major markets. Promotional products, apparel, and gifts (PPAG) was our fastest-growing product category, with business cards, marketing materials, packaging and labels, and signage all showing strong year-over-year growth; however, constant-currency revenue from consumer products has declined from the prior year. Pricing changes made during the past year across all reportable segments improved our revenue on a year-over-year basis, as these actions were one tool we used to mitigate inflationary cost pressures that have arisen from ongoing supply chain challenges. Currency exchange fluctuations had a negative effect on revenue growth during the current fiscal year.
The increase to operating income during the year ended June 30, 2023 was driven by gross profit growth as we benefited from higher volumes and the reduced net impact of cost inflation including through improved pricing. We also realized cost efficiencies in advertising spend during the current year. These items were partially offset by an increase in restructuring charges of $30.2 million, primarily related to actions taken in March 2023 to reduce costs in the Vista business and in our central teams. These restructuring charges were offset in part by a partial year of savings from the related actions.
Adjusted EBITDA increased for the year ended June 30, 2023, primarily driven by the gross profit growth described above, as well the $13.7 million net benefit of currency on consolidated adjusted EBITDA year over year. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and non-cash gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA.
Diluted net loss per share attributable to Cimpress plc increased for the year ended June 30, 2023, primarily due to an increase in income tax expense of $95.6 million, driven by our conclusion that Swiss deferred tax assets' recognition was no longer supported, which caused the recognition of a valuation allowance against these assets during the second quarter of the current fiscal year; higher interest expense driven by an increased weighted-average interest rate; and the effects of lower unrealized currency gains caused by exchange rate volatility. Partially offsetting these items was the increase to operating income as described above, as well as a $6.8 million gain on the repurchase of a portion of our senior unsecured notes during the fourth quarter of the current fiscal year. Refer to Note 10 of our accompanying consolidated financial statements for additional details.
During the year ended June 30, 2023, cash from operations decreased $89.2 million year over year due primarily to $113.3 million of lower working capital inflows, which was largely influenced by the timing impacts of payables. In addition, the decrease was also driven by higher restructuring payments of $36.9 million, due to actions taken to reduce costs over the past year, as well as higher net cash interest payments of $7.6 million.

Adjusted free cash flow decreased year over year by $81.5 million for the year ended June 30, 2023, due to the operating cash flow decrease described above, partially offset by lower capitalized software and capitalized expenditures.
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
Total revenue and revenue growth by reportable segment for the years ended June 30, 2023, 2022, and 2021 are shown in the following table:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2023	2022	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,613,887	$1,514,909	7%	2%	9%	—%	9%
PrintBrothers	578,431	526,952	10%	8%	18%	(1)%	17%
The Print Group	346,949	329,590	5%	8%	13%	—%	13%
National Pen	366,294	341,832	7%	5%	12%	—%	12%
All Other Businesses	213,455	205,862	4%	—%	4%	—%	4%
Inter-segment eliminations	(39,389)	(31,590)
Total revenue	$3,079,627	$2,887,555	7%	4%	11%	—%	11%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2022	2021	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,514,909	$1,428,255	6%	1%	7%	(2)%	5%
PrintBrothers	526,952	421,766	25%	8%	33%	(1)%	32%
The Print Group	329,590	275,534	20%	7%	27%	—%	27%
National Pen	341,832	313,528	9%	2%	11%	—%	11%
All Other Businesses	205,862	192,038	7%	—%	7%	(4)%	3%
Inter-segment eliminations	(31,590)	(55,160)
Total revenue	$2,887,555	$2,575,961	12%	3%	15%	(2)%	13%
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

Consolidated Cost of Revenue
Cost of revenue includes materials used by our businesses to manufacture their products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production and design costs, costs of free products, and other related costs of products our businesses sell.

In thousands	Year Ended June 30,
	2023	2022	2021
Cost of revenue	$1,640,625	$1,492,726	$1,299,889
% of revenue	53.3%	51.7%	50.5%
For the year ended June 30, 2023, cost of revenue increased by $147.9 million as compared to the prior year, primarily due to additional variable cost increases driven by the constant-currency revenue growth described above, as well as continued effects of global supply chain challenges that resulted in increased costs for product substrates like paper, production materials like aluminum plates, freight and shipping charges, and energy costs. Although input costs were higher year over year, we started to see some easing across many product substrates during the second half of the current fiscal year, and we began to pass the anniversary of input cost increases, so the year-over-year impact lessened.
Compensation costs were also higher due to the combination of a more competitive labor market and the inflationary environment in many jurisdictions where we operate. The compensation cost increases were partially offset by savings for a portion of the year that resulted from the March 2023 cost reduction actions.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2023	2022	2021
Technology and development expense	$302,257	$292,845	$253,060
% of revenue	9.8%	10.1%	9.8%
Marketing and selling expense	$773,970	$789,241	$648,391
% of revenue	25.1%	27.3%	25.2%
General and administrative expense	$209,246	$197,345	$195,652
% of revenue	6.8%	6.8%	7.6%
Amortization of acquired intangible assets (1)	$46,854	$54,497	$53,818
% of revenue	1.5%	1.9%	2.1%
Restructuring expense	$43,757	$13,603	$1,641
% of revenue	1.4%	0.5%	0.1%
Impairment of Goodwill (2)	$5,609	$—	$—
% of revenue	0.2%	—%	—%
_____________________
(1) Refer to Note 8 in our accompanying consolidated financial statements for additional details relating to the amortization of acquired intangible assets.
(2) During the fourth quarter of fiscal 2023, we recognized a goodwill impairment charge of $5.6 million, which related to one of our small businesses that is a part of our All Other Businesses reportable segment. Refer to Note 8 in the accompanying consolidated financial statements for additional details.
Technology and development expense
Technology and development expense consists primarily of payroll and related expenses for employees engaged in software and manufacturing engineering, information technology operations, and content development, as well as amortization of capitalized software and website development costs, including hosting of our websites, asset depreciation, patent amortization, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.

Technology and development expenses increased by $9.4 million for the year ended June 30, 2023 as compared to the prior year. This increase is primarily driven by higher volume-related third-party technology costs due in part to increased customer demand. In addition, amortization expense from capitalized software increased $3.6 million, driven by the higher capitalized asset base, as well as other operating cost increases due to higher travel and training costs. These increases were partially offset by lower compensation costs year-over-year of $0.8 million, due to cost savings resulting from recent restructuring actions that reduced headcount, which more than offset increases from our inflation-adjusted annual merit cycle and market adjustments. We also benefited from lower building costs, driven by actions taken over the past year to further optimize our real estate footprint for many of our team members operating under a remote-first model.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support, and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vista, National Pen, and BuildASign businesses have higher marketing and selling costs as a percentage of revenue as compared to our PrintBrothers and The Print Group businesses due to differences in the customers that they serve.
For the year ended June 30, 2023, marketing and selling expenses decreased by $15.3 million as compared to the prior year. The decreased expense was due to lower compensation costs of $13.4 million due in part to recent cost reduction actions. Other cost decreases include lower third-party consulting spend, mainly in our Vista business, and less building costs driven by actions taken over the past year to further optimize our real estate footprint for many of our team members operating under a remote-first model. These cost decreases were partially offset by higher advertising spend of $9.3 million across Cimpress, including increases in mid- and upper-funnel spend, partially offset by lower performance advertising in Vista.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the year ended June 30, 2023, general and administrative expenses increased by $11.9 million as compared to the prior year. Compensation costs increased year over year from higher headcount and the impacts of our inflation-adjusted annual merit cycle, partially offset by savings from recent cost reduction actions. Other cost increases included higher travel and training costs and consulting spend. We also recognized an additional $2.2 million of expense related to the termination of one of our leased office locations as we continue to optimize our office footprint with many of our team members operating under a remote-first model. This incremental expense was partially offset by lower building costs due to the termination. The increases were partially offset by lower share-based compensation expense due to forfeitures from our recent restructuring actions, as well as favorability due to different timing of expense from our granting of restricted share units, or RSUs, and share options for most employees during the current year, as compared to performance share units, or PSUs, in prior years.
Restructuring expense
Restructuring costs include employee termination benefits, acceleration of share-based compensation, write-off of assets, costs to exit loss-making operations, and other related costs including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA.
For the year ended June 30, 2023, restructuring expenses increased by $30.2 million as compared to the prior year. This increase is largely driven by $30.2 million of costs related to the previously described action taken in our Vista business and central teams during March 2023 that were intended to reduce costs and support expanded profitability, reduced leverage, and increased speed, focus, and accountability. The remaining increase relates to other actions announced in the fourth quarter of fiscal year 2022 to prioritize our investments and exit the Japanese and Chinese markets. Refer to Note 18 in the accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income (expense), net:

In thousands	Year Ended June 30,
	2023	2022	2021
Gains (losses) on derivatives not designated as hedging instruments	$3,311	$58,148	$(20,728)
Currency-related gains, net	16,350	244	1,005
Other (losses) gains	(1,163)	3,071	370
Total other income (expense), net	$18,498	$61,463	$(19,353)
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
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, debt discounts, interest related to finance lease obligations, accretion adjustments related to our mandatorily redeemable noncontrolling interests, and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts.
Interest expense, net increased by $13.4 million during the year ended June 30, 2023 as compared to the prior year, primarily due to a higher weighted-average interest rate (net of interest rate swaps) and partially offset by an increase in interest income earned on our cash and marketable securities of $7.7 million. In addition, we recognized expense related to accretion adjustments of $2.3 million during the year ended June 30, 2023 for our mandatorily redeemable noncontrolling interests, which did not occur in the prior year.
Income tax expense

In thousands	Year Ended June 30,
	2023	2022	2021
Income tax expense	$155,493	$59,901	$18,903
Effective tax rate	(514.5)%	642.0%	(29.7)%

Income tax expense increased for the year ended June 30, 2023 versus the prior comparable period primarily due to recording a full valuation allowance during the year ended June 30, 2023 of $116.7 million on Swiss deferred tax assets related to Swiss Tax Reform benefits recognized in fiscal year 2020 and tax loss carryforwards, partially offset by a partial valuation allowance on Swiss deferred tax assets of $29.6 million recorded during the year ended June 30, 2022. Management concluded in the second quarter of this fiscal year that based on current period results at that time, that objective and verifiable negative evidence of recent losses in Switzerland outweighed more subjective positive evidence of anticipated future income.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. Refer to Note 13 in our accompanying consolidated financial statements for additional discussion.
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is defined as operating income plus depreciation and amortization; plus proceeds from insurance; plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments; plus restructuring related charges; less gain on purchase or sale of subsidiaries. The effects of currency exchange rate fluctuations impact segment EBITDA and we do not allocate to segment EBITDA any gains or losses that are realized by our currency hedging program.
Vista

In thousands	Year Ended June 30,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Reported Revenue	$1,613,887	$1,514,909	$1,428,255	7%	6%
Segment EBITDA	224,081	195,321	318,684	15%	(39)%
% of revenue	14%	13%	22%

Segment Revenue
Vista's reported revenue growth for the year ended June 30, 2023 was negatively affected by a currency impact of 2%, and organic constant-currency revenue growth was 9%. Constant-currency revenue growth was driven by new customer count and new customer bookings growth across all major markets, as well as increased repeat customer bookings and higher average order values. From a product perspective, the strongest growth was in the promotional products, apparel, and gifts (PPAG) category, as well as business cards, marketing materials, packaging, and signage. Revenue from consumer oriented products that include holiday cards, invitations, and announcements declined, particularly in the U.S. market, which had a more pronounced impact during our seasonally significant second quarter. For the year ended June 30, 2023, revenue growth described above was partially offset by a decline in face mask sales of $10.3 million as well as lower revenue year over year of $7.2 million due to our exit from the Japanese market.
Segment Profitability
For the year ended June 30, 2023, segment EBITDA increased by $28.8 million, due in part to gross profit growth as a result of the revenue growth described above. Cost inflation had a negative impact on gross profit year over year, but the impacts were more pronounced during the first half of fiscal year 2023, as input costs have started to stabilize and further price increases have been implemented throughout the current fiscal year. Product mix weighed on Vista's gross margins during the current fiscal year, since the fastest growth was in product categories like PPAG that have lower gross margins despite higher average order values. Vista's advertising expense decreased by $1.1 million year over year, driven by reductions to performance advertising spend during the second half of the fiscal year, which were offset in part by higher mid- and upper funnel advertising spend, mainly during the first half of fiscal year 2023. Operating expenses also decreased $13.8 million, largely due to a partial year of cost savings of approximately $20.0 million that resulted from cost reduction actions implemented in March 2023. Changes in currency exchange rates had a negative impact year over year.

PrintBrothers

In thousands	Year Ended June 30,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Reported Revenue	$578,431	$526,952	$421,766	10%	25%
Segment EBITDA	70,866	66,774	43,144	6%	55%
% of revenue	12%	13%	10%
Segment Revenue
PrintBrothers' reported revenue growth for the year ended June 30, 2023 was negatively affected by currency impacts of 8%. When excluding the benefit from a small recent acquisition, organic constant-currency revenue growth was 17%. This strong performance was driven by growth in order volumes and price increases implemented to address inflationary cost increases.
Segment Profitability
Despite a challenging supply chain and inflationary environment, PrintBrothers' segment EBITDA for the year ended June 30, 2023 grew year over year, driven by the constant-currency revenue growth described above, as well as profit contribution from a business acquired in the last twelve months. Currency exchange fluctuations negatively impacted segment EBITDA year over year by $3.8 million. We continue to focus on key areas within these businesses to exploit scale advantages and improve their cost competitiveness. These businesses also continue to adopt technologies that are part of our mass customization platform, which we believe will further improve customer value and the efficiency of each business over the long term.
The Print Group

In thousands	Year Ended June 30,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Reported Revenue	$346,949	$329,590	$275,534	5%	20%
Segment EBITDA	60,089	58,664	43,126	2%	36%
% of revenue	17%	18%	16%
Segment Revenue
The Print Group's reported revenue for the year ended June 30, 2023 was negatively affected by a currency impact of 8%, resulting in an increase to revenue on a constant-currency basis of 13%. Constant-currency revenue growth was largely driven by price increases that have been implemented over the past year to address inflationary cost increases, as well as volume growth and increased order fulfillment for other Cimpress businesses.
Segment Profitability
The increase in The Print Group's segment EBITDA during the year ended June 30, 2023 as compared to the prior year was largely due to the revenue growth described above, despite higher input costs that are impacted by supply chain disruptions and higher shipping and energy costs, which had a larger impact during the first half of fiscal year 2023. Currency exchange fluctuations negatively impacted segment EBITDA year over year by $3.9 million.
National Pen

In thousands	Year Ended June 30,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Reported Revenue	$366,294	$341,832	$313,528	7%	9%
Segment EBITDA	23,714	26,845	11,644	(12)%	131%
% of revenue	6%	8%	4%

Segment Revenue
For the year ended June 30, 2023, National Pen's revenue growth was negatively affected by currency impacts of 5%, resulting in constant-currency revenue growth of 12%. Constant-currency revenue growth was driven by price increases that have been implemented over the past year to address inflationary cost increases, as well as volume growth in new product categories that include bags and drinkware. Year-over-year revenue growth was negatively impacted by our exit from the Japanese market by approximately $11.7 million as well as the decline in face mask sales of approximately $9.2 million.
Segment Profitability
The decrease in National Pen's segment EBITDA for the year ended June 30, 2023 was driven by currency exchange fluctuations that negatively impacted segment EBITDA year over year by $8.1 million. Excluding the effect of currency, segment EBITDA grew, as a result of contribution profit growth that was due to the revenue growth described above. During the current fiscal year, duplicative costs from the migration of European manufacturing from Ireland to the Czech Republic lessened contribution profit growth versus the prior year. Additionally, operating expenses increased year over year due to higher tech spend and customer service costs driven by higher sales volumes, which partially offset the contribution profit growth described above.
All Other Businesses

In thousands	Year Ended June 30,
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Reported Revenue	$213,455	$205,862	$192,038	4%	7%
Segment EBITDA	25,215	23,227	31,707	9%	(27)%
% of revenue	12%	11%	17%
This segment includes BuildASign, which is a larger and profitable business, and Printi, an early-stage business that we have managed at a relatively modest operating loss as previously described and planned. This segment also included results from our YSD business in China that was divested during the third quarter of fiscal year 2023.
Segment Revenue
All Other Businesses' constant-currency revenue growth was 4% during the year ended June 30, 2023. BuildASign generates the majority of revenue in this segment, and grew year over year with mixed performance by product line. Printi delivered strong revenue growth across product lines and channels supported by price increases implemented over the past year.
Segment Profitability
The increase in segment EBITDA for the year ended June 30, 2023, as compared to the prior year, was primarily due to the recent divestiture of our small, loss making business in China (YSD), which we completed during the third quarter of fiscal year 2023. Segment EBITDA for our BuildASign business declined due to lower gross margins driven by higher input costs, including increased labor and marketing costs, which had a larger impact on BuildASign's home decor products.
Central and Corporate Costs
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our tax, treasury, internal audit, legal, sustainability, corporate communications, remote first enablement, consolidated reporting and compliance, investor relations, and the functions of our CEO and CFO. These costs also include certain unallocated share-based compensation costs.
Central and corporate costs decreased by $10.4 million during the year ended June 30, 2023 as compared to the prior year, driven by favorability from unallocated share-based compensation due to changes in the mix of equity instruments granted and forfeitures from recent cost reduction actions. In addition, compensation costs decreased due to savings from recent cost reduction actions, which more than offset the effect of our inflation-adjusted annual merit cycle and higher volume-related technology costs.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2023	2022	2021
Net cash provided by operating activities	$130,289	$219,536	$265,221
Net cash used in investing activities	(103,725)	(3,997)	(354,316)
Net cash (used in) provided by financing activities	(177,106)	(106,572)	224,128
The cash flows during the year ended June 30, 2023 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $353.9 million primarily related to adjustments for depreciation and amortization of $162.4 million, deferred taxes of $114.9 million, share-based compensation costs of $42.1 million, and unrealized currency-related losses of $22.4 million
•Proceeds from the maturity of held-to-maturity securities of $8.1 million, net of purchases
Cash outflows:
•Net loss of $185.7 million
•Exercise of PrintBrothers and BuildASign minority equity interest holders' put options for $95.6 million; refer to Note 14 in the accompanying consolidated financial statements for additional details
•Internal and external costs of $57.8 million for software and website development that we have capitalized
•Capital expenditures of $53.8 million, of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Repurchases of a portion of our 7.0% Senior Notes due 2026 (the "2026 Notes") of $45.0 million. Refer to Note 10 in the accompanying consolidated financial statements for additional details.
•Total outflow from net working capital of $37.9 million, primarily due to timing impacts from unfavorable changes to accounts payable and accrued expenses.
•Repayments of debt, net of proceeds from borrowings, of $13.0 million
•Payments for finance lease arrangements of $8.3 million
•$6.9 million for the payment of purchase consideration included in the Depositphotos acquisition's fair value
•Payment of withholding taxes in connection with share awards of $4.4 million
•$3.7 million of distributions to noncontrolling interest holders
Additional Liquidity and Capital Resources Information. At June 30, 2023, we had $130.3 million of cash and cash equivalents, $43.0 million of marketable securities, and $1,654.0 million of debt, excluding debt issuance costs and debt premiums and discounts. During the year ended June 30, 2023, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow, and borrowings under our debt arrangements.

In light of our recently implemented cost savings measures and our expectation of continued profitability expansion and cash flow generation, we expect our liquidity to increase in fiscal year 2024. We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the fourth quarter of fiscal year 2023, we allocated $45.0 million of capital toward the repurchase of a portion of our 2026 Notes. We expect to continue reducing our net leverage through fiscal year 2024. Beyond fiscal year 2024, we expect to have the flexibility to opportunistically deploy capital that enhances our intrinsic value per share even while maintaining leverage similar to or below our pre-pandemic levels.
Indefinitely Reinvested Earnings. As of June 30, 2023, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $56.3 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at June 30, 2023 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$83,137	$22,907	$30,313	$12,927	$16,990
Purchase commitments	222,860	140,527	56,375	14,958	11,000
2026 Notes and interest payments	663,443	38,381	625,062	—	—
Senior secured credit facility and interest payments (2)	1,493,444	95,483	188,515	1,209,446	—
Other debt	7,076	2,853	3,783	440	—
Finance leases, net of subleases (1)	38,379	9,727	9,606	5,736	13,310
Total (3)	$2,508,339	$309,878	$913,654	$1,243,507	$41,300
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $10.1 million as of June 30, 2023 have been excluded from the contractual obligations table above. See Note 13 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $1.5 million in the aggregate outstanding as of June 30, 2023.
Purchase Commitments. At June 30, 2023, we had unrecorded commitments under contract of $222.9 million. Purchase commitments consisted of third-party fulfillment and digital services of $100.3 million; third-party cloud services of $74.9 million; software of $13.7 million; advertising of $10.1 million; commitments for professional and consulting fees of $6.2 million; production and computer equipment purchases of $3.9 million, and other commitments of $13.8 million.
Senior Secured Credit Facility and Interest Payments. As of June 30, 2023, we have borrowings under our amended and restated senior secured credit agreement ("Restated Credit Agreement") of $1,098.6 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million senior secured revolving credit facility with a maturity date of May 17, 2026 (the “Revolving Credit Facility") under our Restated Credit Agreement has $244.2 million unused as of June 30, 2023. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of June 30, 2023 and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. The LIBOR sunset occurred on June 30, 2023, and, under the terms of our Restated Credit Agreement, our benchmark rate transitioned to Term SOFR in July 2023.
2026 Notes and Interest Payments. Our $548.3 million 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2026 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of June 30, 2023, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 10 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2023, we had $7.1 million outstanding for those obligations that have repayments due on various dates through September 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2023 is $30.6 million, net of accumulated depreciation of $36.5 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2023 amounts to $39.8 million.
Other Obligations. During fiscal year 2023, we made a $6.9 million deferred payment for our Depositphotos acquisition, and there were no outstanding acquisition-related deferred liabilities as of June 30, 2023.
Additional Non-GAAP Financial Measures
Adjusted EBITDA and adjusted free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA is defined as GAAP operating income plus depreciation and amortization plus share-based compensation expense plus proceeds from insurance not already included in operating income plus earn-out related charges plus certain impairments plus restructuring related charges plus realized gains or losses on currency derivatives less the gain or loss on purchase or sale of subsidiaries as well as the disposal of assets.
Adjusted EBITDA is the primary profitability metric by which we measure our consolidated financial performance and is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, for acquisitions, we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP operating income. As another example, as we do not apply hedge accounting for certain derivative contracts, we believe inclusion of realized gains and losses on these contracts that are intended to be matched against operational currency fluctuations provides further insight into our operating performance in addition to that provided by our GAAP operating income. We do not, nor do we suggest, that investors should consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
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
The table below sets forth operating income and adjusted EBITDA for the years ended June 30, 2023, 2022, and 2021:

In thousands	Year Ended June 30,
	2023	2022	2021
GAAP operating income	$57,309	$47,298	$123,510
Exclude expense (benefit) impact of:
Depreciation and amortization	162,428	175,681	173,212
Proceeds from insurance	—	—	122
Share-based compensation expense	39,682	49,766	37,034
Certain impairments and other adjustments	6,932	(9,709)	20,453
Restructuring-related charges	43,757	13,603	1,641
Realized gains (losses) on currency derivatives not included in operating income (1)	29,724	4,424	(6,854)
Adjusted EBITDA	$339,832	$281,063	$349,118
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2023, 2022, and 2021:

In thousands	Year Ended June 30,
	2023	2022	2021
Net cash provided by operating activities	$130,289	$219,536	$265,221
Purchases of property, plant and equipment	(53,772)	(54,040)	(38,524)
Capitalization of software and website development costs	(57,787)	(65,297)	(60,937)
Adjusted free cash flow	$18,730	$100,199	$165,760
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

Our products are customized for each individual customer with no alternative use except to be delivered to that specific customer; however, we do not have an enforceable right to payment prior to delivering the items to the customer based on the terms and conditions of our arrangements with customers, and therefore we recognize revenue at a point in time.

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize the majority of our deferred revenue balance as revenue within three months subsequent to June 30, 2023.

We periodically provide marketing materials and promotional offers to new customers and existing customers that are intended to improve customer retention. These incentive offers are generally available to all customers, and therefore do not represent a performance obligation as customers are not required to enter into a contractual commitment to receive the offer. These discounts are recognized as a reduction to the transaction price when used by the customer. Costs related to free products are included within cost of revenue and sample products are included within marketing and selling expense.
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

Our performance share units, or PSUs, are estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition, the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved.

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

Business Combinations. We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management. The valuations are dependent upon a myriad of factors including historical financial results, forecasted revenue growth rates, estimated customer renewal rates, projected operating margins, royalty rates, and discount rates. We estimate the fair value of any contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts or through the use of a Monte Carlo simulation model. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in the valuations for our acquisitions may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations.

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

If the results of the qualitative analysis were to indicate that the fair value of a reporting unit is less than its carrying value, the quantitative test is required. Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology and in certain circumstances a market-based approach. This analysis requires significant judgment and is based on our strategic plans and estimation of future cash flows, which is dependent on internal forecasts. Our annual analysis also requires significant judgment including the identification and aggregation of reporting units, as well as the determination of our discount rate and perpetual growth rate assumptions. We are required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. For the year ended June 30, 2023, we recognized a goodwill impairment charge of $5,609. The charge is a partial impairment of the goodwill for one of our small reporting units within our All Other Businesses reportable segment. There were no impairments identified for any other reporting units.

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment during the year ended June 30, 2023, and we recognized no impairments.

Recently Issued or Adopted Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of June 30, 2023, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2023, we had $1,098.6 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2023, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of June 30, 2023, would result in a $8.7 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our (loss) income before income taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $8.4 million on our (loss) income before income taxes for the year ended June 30, 2023.

Item 8.         Financial Statements and Supplementary Data

CIMPRESS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress plc

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cimpress plc and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of shareholders' deficit and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Goodwill - Quantitative Impairment Assessment of the Exaprint Reporting Unit
As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $782 million as of June 30, 2023, of which a portion relates to the Exaprint reporting unit ("the reporting unit"). Management performed a quantitative impairment assessment of the reporting unit as of the annual goodwill impairment test date of May 31. The estimated fair value of the reporting unit exceeded the related carrying value and management concluded that no impairment existed. Management used the income approach, specifically the discounted cash flow method, to derive the fair value of the reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment assessment of the Exaprint reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, operating margins, and discount rate. Evaluating management’s assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s discounted cash flow method and (ii) the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
August 4, 2023
We have served as the Company’s auditor since 2014.

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$130,313	$277,053
Marketable securities	38,540	49,952
Accounts receivable, net of allowances of $6,630 and $6,140, respectively	67,353	63,885
Inventory	107,835	126,728
Prepaid expenses and other current assets	96,986	108,697
Total current assets	441,027	626,315
Property, plant and equipment, net	287,574	286,826
Operating lease assets, net	76,776	80,694
Software and website development costs, net	95,315	90,474
Deferred tax assets	12,740	113,088
Goodwill	781,541	766,600
Intangible assets, net	109,196	154,730
Marketable securities, non-current	4,497	—
Other assets	46,193	48,945
Total assets	$1,854,859	$2,167,672
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$285,784	$313,710
Accrued expenses	257,109	253,841
Deferred revenue	44,698	58,861
Short-term debt	10,713	10,386
Operating lease liabilities, current	22,559	27,706
Other current liabilities	24,469	28,035
Total current liabilities	645,332	692,539
Deferred tax liabilities	47,351	41,142
Long-term debt	1,627,243	1,675,562
Operating lease liabilities, non-current	56,668	57,474
Other liabilities	90,058	64,394
Total liabilities	2,466,652	2,531,111
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	10,893	131,483
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,315,855 and 44,083,569 shares issued, respectively; 26,344,608 and 26,112,322 shares outstanding, respectively	615	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	539,454	501,003
Retained earnings	235,396	414,138
Accumulated other comprehensive loss	(35,060)	(47,128)
Total shareholders’ deficit attributable to Cimpress plc	(623,145)	(494,922)
Noncontrolling interests (Note 14)	459	—
Total shareholders' deficit	(622,686)	(494,922)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,854,859	$2,167,672
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2023	2022	2021
Revenue	$3,079,627	$2,887,555	$2,575,961
Cost of revenue (1)	1,640,625	1,492,726	1,299,889
Technology and development expense (1)	302,257	292,845	253,060
Marketing and selling expense (1)	773,970	789,241	648,391
General and administrative expense (1)	209,246	197,345	195,652
Amortization of acquired intangible assets	46,854	54,497	53,818
Restructuring expense (1)	43,757	13,603	1,641
Impairment of goodwill	5,609	—	—
Income from operations	57,309	47,298	123,510
Other income (expense), net	18,498	61,463	(19,353)
Interest expense, net	(112,793)	(99,430)	(119,368)
Gain (loss) on early extinguishment of debt	6,764	—	(48,343)
(Loss) income before income taxes	(30,222)	9,331	(63,554)
Income tax expense	155,493	59,901	18,903
Net loss	(185,715)	(50,570)	(82,457)
Less: Net income attributable to noncontrolling interests	(263)	(3,761)	(2,772)
Net loss attributable to Cimpress plc	$(185,978)	$(54,331)	$(85,229)
Basic and diluted net loss per share attributable to Cimpress plc	$(7.08)	$(2.08)	$(3.28)
Weighted average shares outstanding — basic and diluted	26,252,860	26,094,842	25,996,572
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Year Ended June 30,
	2023	2022	2021
Cost of revenue	$474	$538	$387
Technology and development expense	13,002	13,582	9,063
Marketing and selling expense	5,693	11,382	6,947
General and administrative expense	20,513	24,264	20,637
Restructuring expense	2,440	—	—

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended June 30,
	2023	2022	2021
Net loss	$(185,715)	$(50,570)	$(82,457)
Other comprehensive loss, net of tax:
Foreign currency translation gains (losses), net of hedges	498	(9,990)	12,915
Net unrealized gains on derivative instruments designated and qualifying as cash flow hedges	9,991	2,813	10,336
Amounts reclassified from accumulated other comprehensive loss to net loss for derivative instruments	(2,873)	26,197	(4,089)
(Loss) gain on pension benefit obligation, net	(270)	1,649	(336)
Comprehensive loss	(178,369)	(29,901)	(63,631)
Add: Comprehensive loss (income) attributable to noncontrolling interests	4,459	(76)	(4,404)
Total comprehensive loss attributable to Cimpress plc	$(173,910)	$(29,977)	$(68,035)
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2022	44,084	$615	—	$—	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	7	—	—	—	—	—	275	—	—	275
Restricted share units vested, net of shares withheld for taxes	225	—	—	—	—	—	(4,777)	—	—	(4,777)
Share-based compensation expense	—	—	—	—	—	—	42,953	—	—	42,953
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(185,978)	—	(185,978)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	7,236	—	7,236
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	7,118	7,118
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	5,220	5,220
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(270)	(270)
Balance at June 30, 2023	44,316	$615	—	$—	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2023	2022	2021
Operating activities
Net loss	$(185,715)	$(50,570)	$(82,457)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	162,428	175,681	173,212
Share-based compensation expense	42,122	49,766	37,034
Impairment of goodwill	5,609	—	—
Impairment of long-lived assets	—	—	19,882
Deferred taxes	114,912	22,879	(10,284)
(Gain) loss on early extinguishment of debt	(6,764)	—	48,343
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net loss	34,393	(40,408)	17,323
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(11,988)	537	240
Other non-cash items	13,235	(13,704)	7,041
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,243)	(18,119)	(11,474)
Inventory	11,352	(44,089)	16,382
Prepaid expenses and other assets	1,768	(5,989)	(2,606)
Accounts payable	(28,872)	109,977	29,367
Accrued expenses and other liabilities	(17,948)	33,575	23,218
Net cash provided by operating activities	130,289	219,536	265,221
Investing activities
Purchases of property, plant and equipment	(53,772)	(54,040)	(38,524)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	(4,130)	—	—
Business acquisitions, net of cash acquired	(498)	(75,258)	(53,410)
Capitalization of software and website development costs	(57,787)	(65,297)	(60,937)
Proceeds from the sale of assets	4,659	37,771	5,696
Purchases of marketable securities	(84,030)	—	(203,581)
Proceeds from maturity of held-to-maturity investments	92,110	151,200	—
Proceeds from (payments for) the settlement of derivatives designated as hedging instruments	—	2,244	(3,291)
Other investing activities	(277)	(617)	(269)
Net cash used in investing activities	(103,725)	(3,997)	(354,316)
Financing activities
Proceeds from borrowings of debt	48,264	—	665,682
Proceeds from Term Loan B	—	—	1,149,751
Payments of debt	(61,310)	(14,510)	(1,242,606)
Payments for early redemption of 7% Senior Notes due 2026	(44,994)	—	—
Payments for early redemption of 12% Senior Secured Notes due 2025	—	—	(309,000)
Payments of debt issuance costs	(51)	(1,444)	(11,963)
Payments of purchase consideration included in acquisition-date fair value	(7,100)	(43,647)	(1,205)
Payments of withholding taxes in connection with equity awards	(4,448)	(3,219)	(5,757)
Payments of finance lease obligations	(8,290)	(37,512)	(8,000)
Purchase of noncontrolling interests	(95,567)	(2,165)	(5,063)
Proceeds (payments) from issuance of ordinary shares	327	—	(2,280)
Distributions to noncontrolling interests	(3,652)	(3,963)	(4,747)
Other financing activities	(285)	(112)	(684)
Net cash (used in) provided by financing activities	(177,106)	(106,572)	224,128
Effect of exchange rate changes on cash	3,802	(14,937)	2,969
Net (decrease) increase in cash and cash equivalents	(146,740)	94,030	138,002
Cash and cash equivalents at beginning of period	277,053	183,023	45,021
Cash and cash equivalents at end of period	$130,313	$277,053	$183,023
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$113,952	$98,099	$116,977
Income taxes	31,184	32,987	27,870
Cash received during the period for:
Interest	11,451	3,230	1,940
Non-cash investing and financing activities
Property and equipment acquired under finance leases	20,303	7,033	6,996
Amounts accrued related to property, plant and equipment	9,403	12,810	4,462
Amounts accrued related to capitalized software development costs	185	124	2,830
Amounts accrued related to business acquisitions	—	8,425	45,025
See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $558 and $537 as of June 30, 2023 and 2022, respectively, and are included in other assets in the accompanying consolidated balance sheets.
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

We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the years ended June 30, 2023, 2022, and 2021.
The following is a summary of the net carrying amount, unrealized gains, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of June 30, 2023 and 2022.

	June 30, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$15,982	$(10)	$15,972
Corporate debt securities	16,298	(190)	16,108
U.S. government securities	6,260	(69)	6,191
Total due within one year or less	38,540	(269)	38,271
Due between one and two years:
Corporate debt securities	1,498	(35)	1,463
U.S. government securities	2,999	(66)	2,933
Total due between one and two years	4,497	(101)	4,396
Total held-to-maturity securities	$43,037	$(370)	$42,667

	June 30, 2022
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$49,952	$(546)	$49,406
Total held-to-maturity securities	$49,952	$(546)	$49,406
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
Software and Website Development Costs
We capitalize eligible salaries and payroll-related costs of employees and third-party consultants who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally over a three year period. Costs associated with preliminary stage software development, repair, maintenance, or the development of website content are expensed as incurred.
Amortization of previously capitalized amounts in the years ended June 30 2023, 2022, and 2021 was $57,086, $54,646, and $47,560, respectively, resulting in accumulated amortization of $279,490, $273,629, and $231,482 at June 30 2023, 2022, and 2021, respectively.
Intangible Assets
We capitalize the costs of purchasing patents from unrelated third parties and amortize these costs over the estimated useful life of the patent. The costs related to patent applications, pursuing others who we believe infringe on our patents, and defending against patent-infringement claims are expensed as incurred.

We record acquired intangible assets at fair value on the date of acquisition using the income approach to value the trade names, customer relationships, and customer network and a replacement cost approach to value developed technology and our print network. The income approach calculates fair value by discounting the forecasted after-tax cash flows back to a present value using an appropriate discount rate. The baseline data for this analysis is the cash flow estimates used to price the transaction. We amortize such assets using the straight-line method over the expected useful life of the asset, unless another amortization method is deemed to be more appropriate. In estimating the useful life of the acquired assets, we reviewed the expected use of the assets acquired, factors that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.
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

For the year ended June 30, 2023, we recognized a goodwill impairment charge of $5,609. The charge is a partial impairment of the goodwill for one of our small reporting units within our All Other Businesses reportable segment. There were no impairments identified for any other reporting units. We recognized no goodwill impairment charges during the years ended June 30, 2022 and 2021. Refer to Note 8 for additional details regarding the annual goodwill impairment test.

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

During the second quarter of fiscal 2023, the exercise of put options by the minority shareholders of three PrintBrothers businesses to redeem a portion of their equity interests triggered a mandatory redemption feature for the remaining minority interests after exercise. As such, we reclassified the remaining minority equity interests from redeemable noncontrolling interest to mandatorily redeemable noncontrolling interest, which is presented as part of other liabilities on the consolidated balance sheets. Refer to Note 14 for additional details.
Debt Issuance Costs

Costs associated with the issuance of debt instruments are capitalized and amortized over the term of the respective financing arrangement on a straight-line basis through the maturity date of the related debt instrument. We evaluate all changes to our debt arrangements to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, we capitalize all new lender fees and expense all third-party fees. If we determine that an extinguishment of one of our debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument are expensed. For the revolving loans associated with our senior secured credit facility, all lender and third-party fees are capitalized, and in the event an amendment reduces the committed capacity under the revolving loans, we expense a portion of any unamortized fees on a pro-rata basis in proportion to the decrease in the committed capacity.
Derivative Financial Instruments

We record all derivatives on the consolidated balance sheet at fair value. We apply hedge accounting to arrangements that qualify and are designated for hedge accounting treatment, which includes cash flow and net investment hedges. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination, or cancellation.

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges, which could include interest rate swap contracts and cross-currency swap contracts. In a cash flow hedging relationship, the effective and ineffective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive loss. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive loss remains in accumulated other comprehensive loss until the forecasted transaction is recognized in earnings. For derivatives designated as cash flow hedges, we present the settlement amount of these contracts within cash from operating activities in our consolidated statement of cash flows, if the hedged item continues after contract settlement.

Derivatives designated and qualifying as hedges of currency exposure of a net investment in a foreign operation are considered net investment hedges, which could include cross-currency swap and currency forward contracts as well as intercompany loans. In hedging the currency exposure of a net investment in a foreign operation, the effective and ineffective portion of gains and losses on the hedging instruments is recognized in accumulated other comprehensive loss as part of currency translation adjustment. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive loss until we reduce our investment in the hedged foreign operation through a sale or substantial liquidation.

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
Shareholders' Deficit

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is composed of net loss, unrealized gains and losses on derivatives, unrealized gains and losses on pension benefit obligation, and cumulative foreign currency translation adjustments, which are included in the accompanying consolidated statements of comprehensive loss.

Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. Prior to June 2022, we reissued treasury shares as part of our share-based compensation programs and as consideration for some of our acquisition transactions. Upon issuance of treasury shares we determined the cost using the average cost method.

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

Our products are customized for each individual customer with no alternative use except to be delivered to that specific customer; however, we do not have an enforceable right to payment prior to delivering the items to the customer based on the terms and conditions of our arrangements with customers, and therefore we recognize revenue at a point in time.

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occurs shortly after cash payment and we expect to recognize the majority of our deferred revenue balance as revenue within three months subsequent to June 30, 2023.

We periodically provide marketing materials and promotional offers to new customers and existing customers that are intended to improve customer retention. These incentive offers are generally available to all customers, and therefore do not represent a performance obligation as customers are not required to enter into a contractual commitment to receive the offer. These discounts are recognized as a reduction to the transaction price when used by the customer. Costs related to free products are included within cost of revenue and sample products are included within marketing and selling expense.

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

Involuntary termination benefits that are in excess of statutory minimum requirements and prior restructuring plan benefits are recognized as termination benefits and expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. Liabilities for costs associated with a facility exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value. Restructuring costs are presented as a separate financial statement line within our consolidated statement of operations.

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2023, 2022, and 2021 was $417,886, $408,566, and $333,665, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2023, 2022, and 2021 was $58,819, $56,996, and $49,254, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured as the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The unrecognized tax benefits may reduce our effective tax rate if recognized. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes. Stranded income tax effects in accumulated other comprehensive loss are released on an item-by-item basis based on when the applicable derivative is recognized in earnings.

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

Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2023	2022	2021
Gains (losses) on derivatives not designated as hedging instruments (1)	$3,311	$58,148	$(20,728)
Currency-related gains, net (2)	16,350	244	1,005
Other (losses) gains	(1,163)	3,071	370
Total other income (expense), net	$18,498	$61,463	$(19,353)
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as the ineffective portion of certain interest rate swap contracts that have been de-designated from hedge accounting. For contracts not designated as hedging instruments, we realized gains of $39,133 and $9,955, respectively, for the years ended June 30, 2023 and 2022, and losses of $6,854 for the year ended June 30, 2021. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related gains, net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans; refer to Note 4 for additional details relating to these cash flow hedges.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2023	2022	2021
Weighted average shares outstanding, basic and diluted	26,252,860	26,094,842	25,996,572
Weighted average anti-dilutive shares excluded from diluted net loss per share attributable to Cimpress plc (1)(2)	2,834,351	762,086	494,329
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, restricted share awards, and warrants are anti-dilutive. For the years ended June 30, 2023, 2022, and 2021, the weighted average dilutive shares for these securities, in the aggregate, would have been 83,275, 233,244, and 465,869, respectively, had we not recognized a net loss.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the years ended June 30, 2022 and 2021, the average market price was higher than the strike price for at least a portion of the year, as such the weighted average dilutive effect of the warrants that were included in the anti-dilutive share count due to the net loss in each period was 138,088, and 368,933 shares, respectively. For the year ended June 30, 2023, the average share price was below the strike price for the full fiscal year; therefore, the total outstanding warrants were considered anti-dilutive.
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

We have issued PSUs, and we calculate the fair value at grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2023 and 2022. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2023, 2022, and 2021.

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
We have subleased a small amount of our equipment and real estate lease portfolio to third parties, making us the lessor. Most of these subleases meet the criteria for operating lease classification and the related sublease income is recognized on a straight-line basis over the lease term within the consolidated statement of operations. To a lesser extent, we have leases in which we are the lessees and we classify the leases as finance leases which have been subleased under similar terms, resulting in the sublease classification as direct financing leases. For direct financing leases, we recognize a sublease receivable within prepaid expenses and other current assets and other assets in the consolidated balance sheets.

Recently Issued or Adopted Accounting Pronouncements

Adopted Accounting Standards

In May 2021, the FASB issued Accounting Standards Update No. 2021-04 "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)" (ASU 2021-04), which provides authoritative guidance for the prospective treatment of modifications or exchanges of freestanding equity-classified written call options that are not in the scope of another Topic. The standard is effective for us in fiscal year 2023. There were no such transactions in the year of adoption; therefore, ASU 2021-04 had no effect on our consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity's Own Equity (Subtopic 815-40)" (ASU 2020-06), which provides authoritative guidance for the accounting treatment of contracts in an entity's own equity when calculating earnings per share. We adopted this standard in fiscal year 2023 and it had no impact on our consolidated financial statements as our free-standing warrants are equity classified.

The FASB issued Accounting Standards Updates related to reference rate reform that include No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04), No. 2021-01 "Reference Rate Reform (Topic 848): Scope", and No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06). If certain criteria are met, ASU 848 provides optional expedients and exceptions for applying U.S. GAAP on contract modifications, hedge accounting, and other transactions which reference LIBOR or another rate expected to be discontinued because of reference rate reform. We have elected the optional expedients for certain existing and new interest rate swaps that are designated as cash flow hedges, for which we have modified the critical terms and there is a variable rate mismatch between the hedging instrument and hedged item. The adoption of these standards did not have a material impact on our consolidated financial statements.

Issued Accounting Standards to be Adopted

In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. All interim period disclosure requirements will be effective starting with the quarter ending September 30, 2023, followed by annual requirements that include the rollforward of program activity, which will be effective for our fiscal year ending June 30, 2025. As the standard updates disclosure information only, we do not expect its adoption to have a material impact on our consolidated financial statements.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$19,218	$—	$19,218	$—
Currency forward contracts	2,301	—	2,301	—
Currency option contracts	990	—	990	—
Total assets recorded at fair value	$22,509	$—	$22,509	$—

Liabilities
Cross-currency swap contracts	$(1,777)	$—	$(1,777)	$—
Currency forward contracts	(4,485)	—	(4,485)	—
Currency option contracts	(3,055)	—	(3,055)	—
Total liabilities recorded at fair value	$(9,317)	$—	$(9,317)	$—

	June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$14,336	$—	$14,336	$—
Currency forward contracts	20,638	—	20,638	—
Currency option contracts	10,611	—	10,611	—
Total assets recorded at fair value	$45,585	$—	$45,585	$—

Liabilities
Cross-currency swap contracts	$(446)	$—	$(446)	$—
Currency forward contracts	(505)	—	(505)	—
Currency option contracts	(9)	—	(9)	—
Total liabilities recorded at fair value	$(960)	$—	$(960)	$—

During the years ended June 30, 2023 and 2022, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of June 30, 2023 and 2022, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2023 and 2022, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,653,989 and $1,705,365, respectively, and the fair value was $1,604,190 and $1,600,627, respectively. Our debt at June 30, 2023 includes variable-rate debt instruments indexed to LIBOR and Euribor that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of June 30, 2023 and 2022, our held-to-maturity marketable securities were held at an amortized cost of $43,037 and $49,952, respectively, while the fair value was $42,667 and $49,406, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
As of June 30, 2023, we estimate that $7,279 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2024. As of June 30, 2023, we had eleven effective outstanding interest rate swap contracts with aggregate notional amounts of $475,000, $140,000, and $60,000 that were indexed to USD LIBOR, Term SOFR, and Daily SOFR, respectively. The transition relief guidance from ASC 848 was applied to designate the SOFR swap contracts for hedge accounting despite the benchmark rate mismatch. After USD LIBOR sunsets on June 30, 2023, all contracts indexed to USD LIBOR will convert to either Term or Daily SOFR with effective dates in July 2023.
Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2023 (1)	$245,000
Contracts with a future start date	430,000
Total	$675,000
________________________
(1) Based on contracts outstanding as of June 30, 2023, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of June 30, 2023, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid, and upon remeasuring the intercompany loan. As of June 30, 2023, we estimate that $839 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2024.
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
As of June 30, 2023, we have one intercompany loan designated as a net investment hedge with a total notional amount of $319,513 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2023, 2022, and 2021, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
In most cases, we enter into these currency derivative contracts, which do not apply hedge accounting, in order to address the risk for certain currencies where we have a net exposure to adjusted EBITDA, a non-GAAP financial metric. Adjusted EBITDA exposures are our focus for the majority of our mark-to-market currency forward and option contracts because a similar metric is referenced within the debt covenants of our amended and restated senior secured credit agreement (refer to Note 10 for additional information about this agreement). Our most significant net currency exposures by volume are the Euro and the British Pound (GBP). Our adjusted EBITDA hedging approach results in addressing nearly all of our forecasted Euro and GBP net exposures for the upcoming twelve months, with a declining hedged percentage out to twenty-four months. For certain other currencies with a smaller net impact, we hedge nearly all of our forecasted net exposures for the upcoming six months, with a declining hedge percentage out to fifteen months.
As of June 30, 2023, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, GBP, Canadian Dollar, Czech Koruna, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$658,341	September 2021 through June 2023	Various dates through June 2025	588	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2023 and June 30, 2022. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$19,341	$(123)	$19,218	Other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other current liabilities	(1,777)	—	(1,777)
Total derivatives designated as hedging instruments		$19,341	$(123)	$19,218		$(1,777)	$—	$(1,777)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$2,873	$(572)	$2,301	Other current liabilities / other liabilities	$(6,074)	$1,589	$(4,485)
Currency option contracts	Other current assets / other assets	990	—	990	Other current liabilities / other liabilities	(3,055)	—	(3,055)
Total derivatives not designated as hedging instruments		$3,863	$(572)	$3,291		$(9,129)	$1,589	$(7,540)

	June 30, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$14,336	$—	$14,336	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(446)	—	$(446)
Total derivatives designated as hedging instruments		$14,336	$—	$14,336		$(446)	$—	$(446)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$24,440	$(3,802)	$20,638	Other current liabilities / other liabilities	$(505)	$—	$(505)
Currency option contracts	Other current assets / other assets	10,612	(1)	10,611	Other current liabilities / other liabilities	(9)	—	(9)
Total derivatives not designated as hedging instruments		$35,052	$(3,803)	$31,249		$(514)	$—	$(514)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the years ended June 30, 2023, 2022, and 2021:

	Year Ended June 30,
	2023	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$11,151	$25,511	$3,340
Cross-currency swaps	(1,160)	(22,698)	6,996
Derivatives in net investment hedging relationships
Intercompany loan	(8,384)	49,225	7,518
Currency forward contracts	—	13,622	(19,052)
Total	$1,607	$65,660	$(1,198)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2023, 2022 and 2021:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2023	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$(4,851)	$9,998	$6,967	Interest expense, net
Cross-currency swaps	903	18,286	(10,950)	Other income (expense), net
Total before income tax	(3,948)	28,284	(3,983)	(Loss) income before income taxes
Income tax	1,075	(2,087)	(106)	Income tax expense
Total	$(2,873)	$26,197	$(4,089)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the years ended June 30, 2023, 2022, and 2021 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that did not qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net Loss			Affected line item in the Statement of Operations
	Year Ended June 30,
	2023	2022	2021
Currency contracts	$3,311	$51,784	$(24,235)	Other income (expense), net
Interest rate swaps	—	6,364	3,507	Other income (expense), net
Total	$3,311	$58,148	$(20,728)

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $4,013, $16,722, and $764 for the years ended June 30, 2023, 2022, and 2021:

	(Losses) gains on cash flow hedges (1)	(Losses) gains on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2020	$(30,078)	$(1,399)	$(57,199)	$(88,676)
Other comprehensive income (loss) before reclassifications	10,336	(336)	11,283	21,283
Amounts reclassified from accumulated other comprehensive loss to net loss	(4,089)	—	—	(4,089)
Net current period other comprehensive income (loss)	6,247	(336)	11,283	17,194
Balance as of June 30, 2021	(23,831)	(1,735)	(45,916)	(71,482)
Other comprehensive income (loss) before reclassifications	2,813	1,649	(6,305)	(1,843)
Amounts reclassified from accumulated other comprehensive loss to net loss	26,197	—	—	26,197
Net current period other comprehensive income (loss)	29,010	1,649	(6,305)	24,354
Balance as of June 30, 2022	5,179	(86)	(52,221)	(47,128)
Other comprehensive income (loss) before reclassifications	9,991	(106)	5,220	15,105
Amounts reclassified from accumulated other comprehensive loss to net loss	(2,873)	(164)	—	(3,037)
Net current period other comprehensive income (loss)	7,118	(270)	5,220	12,068
Balance as of June 30, 2023	$12,297	$(356)	$(47,001)	$(35,060)
________________________
(1) (Losses) gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2023 and 2022, the translation adjustment is inclusive of both realized and unrealized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,079 have been included in accumulated other comprehensive loss as of June 30, 2023 and 2022. Intercompany loan hedge gains of $44,229 and $56,743, net of tax, have been included in accumulated other comprehensive loss as of June 30, 2023 and 2022, respectively.

6. Property, Plant, and Equipment, Net
    Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2023	2022
Land improvements	10 years	$4,903	$4,899
Building and building improvements	10 - 30 years	175,393	180,295
Machinery and production equipment	4 - 10 years	389,523	366,647
Machinery and production equipment under finance lease	4 - 10 years	67,131	57,669
Computer software and equipment	3 - 5 years	95,586	105,778
Furniture, fixtures and office equipment	5 - 7 years	36,046	35,681
Leasehold improvements	Shorter of lease term or expected life of the asset	52,092	52,671
Construction in progress		14,988	13,117
		835,662	816,757
Less accumulated depreciation, inclusive of assets under finance lease		(573,281)	(557,981)
		262,381	258,776
Land		25,193	28,050
Property, plant, and equipment, net		$287,574	$286,826

    Depreciation expense, inclusive of assets under finance leases, totaled $59,841, $67,513, and $71,057 for the years ended June 30, 2023, 2022, and 2021, respectively.

7. Business Combinations

Fiscal Year 2023 Acquisitions

On December 12, 2022, we completed an investment in a European company that is intended to support certain strategic initiatives within our PrintBrothers reportable segment. After giving effect to this investment, we have acquired approximately 58% of the company's shares for total cash consideration of $498. The purchase consideration also includes the effective settlement of the company's existing liabilities to a Cimpress business. We recognized the assets, liabilities, and noncontrolling interest on the basis of their fair values at the date of the acquisition, resulting in goodwill of $4,724, which is not deductible for tax purposes. The net assets recognized upon acquisition, as well as the revenue and earnings included in our consolidated financial statements for the year ended June 30, 2023, are not material. We utilized our available cash to fund the acquisition.

Fiscal Year 2022 Acquisitions

Acquisition of Depositphotos Inc.

On October 1, 2021, we acquired Depositphotos Inc. and its subsidiaries ("Depositphotos"), a global creative platform for digital design. We acquired all outstanding shares of the company for a purchase price of $84,900, which included a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $76,119 in cash at closing, and the remaining purchase consideration, including the post-closing adjustment but net of any indemnifiable losses recoverable against the deferred amount. The deferred payments were made in two installment, including the payment of $609 during fiscal year 2022 and a final deferred payment of $6,875 that was made during fiscal year 2023.

Depositphotos is managed within our Vista business and includes VistaCreate (formerly Crello), a rapidly growing leader in do-it-yourself (DIY) digital design, and the separately branded Depositphotos business, a platform for creators that includes images, videos, and music that are developed by a large group of content contributors. We expect synergies to provide significant benefits to our Vista business as this represents another integral step toward providing a compelling, full-spectrum design offering to our customers, and also provides another vehicle for the acquisition of new customers, to whom we plan to cross-sell our other products and services.

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
owned content, and developed technology.

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

Other Acquisition

On January 21, 2022, we completed an investment in a European company that is intended to support certain strategic initiatives within our PrintBrothers reportable segment. After giving effect to this investment, we have acquired approximately 75% of the company's shares for total cash and noncash consideration of $11,218. We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, resulting in goodwill of $10,484, which is not deductible for tax purposes. The net assets recognized largely consist of the cash and deferred tax liability balances acquired. The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2022 are not material. We utilized our available cash balance to finance the acquisition.

Fiscal Year 2021 Acquisitions

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

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to the synergies that we expect to achieve through the acquisition. The goodwill balance has been attributed to the Vista reporting unit and a portion of such goodwill balance is deductible for tax purposes. Additionally, we identified and valued 99designs intangible assets, which include their trade name, designer network, and developed technology.
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

Other Acquisition

On April 23, 2021 we completed an acquisition of a company with an attractive product capability as part of our BuildASign business, acquiring approximately 81% of the company's shares for total consideration of $18,535. We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, resulting in goodwill of $14,208, which is not deductible for tax purposes. This acquisition is presented within our All Other Businesses segment. We utilized proceeds from our senior secured credit facility to finance the acquisition.

8. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill by reportable segment as of June 30, 2023 and 2022 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2021	$225,147	$137,307	$164,220	$200,305	$726,979
Acquisitions (1)	73,168	10,484	—	—	83,652
Adjustments	(821)	—	—	—	(821)
Effect of currency translation adjustments (2)	(5,996)	(16,963)	(20,251)	—	(43,210)
Balance as of June 30, 2022	291,498	130,828	143,969	200,305	766,600
Acquisitions (1)	—	4,724	—	—	4,724
Impairment (3)	—	—	—	(5,609)	(5,609)
Adjustments	—	—	—	225	225
Effect of currency translation adjustments (2)	4,233	5,540	5,828	—	15,601
Balance as of June 30, 2023	$295,731	$141,092	$149,797	$194,921	$781,541
________________________
(1) In fiscal year 2023, we acquired a small business that is included in our PrintBrothers reportable segment, which included cash consideration of $498 and the recognition of goodwill of $4,724. The consideration for this purchase included the effective settlement of the company's existing liabilities to a Cimpress business.
In fiscal year 2022, we acquired Depositphotos Inc., which is included in our Vista reportable segment and recognized goodwill related to an immaterial acquisition within our PrintBrothers reportable segment. In fiscal year 2021, we acquired 99designs, which is included in our Vista reportable segment, and a small business included within our All Other Businesses reportable segment. Refer to Note 7 for additional details.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
(3) During the fourth quarter of fiscal year 2023, we recorded an impairment charge of $5,609, related to one of our small reporting units acquired in fiscal year 2021 that is part of our All Other Businesses reportable segment. See below for additional details.
Annual Impairment Review
Our goodwill accounting policy establishes an annual goodwill impairment test date of May 31. We identified ten reporting units with goodwill individually. We considered the timing of our most recent fiscal year 2022 fair value assessments, associated headroom, actual operating results as compared to the forecasts used to assess fair value, the current long-term forecasts for each reporting unit, and the general economic environment of each reporting unit. After performing this qualitative assessment, we determined that there was no indication the carrying values for seven of these reporting units exceeded their respective fair values.
For each of the three remaining reporting units, we performed a quantitative goodwill impairment test that compared the estimated fair value to carrying value. We used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income-producing assets. We considered using the market approach, but concluded it was not appropriate in valuing these particular reporting units given the lack of relevant market comparisons available. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. As required, prior to performing the quantitative goodwill impairment test for the three reporting units mentioned above, we first evaluated the recoverability of long-lived assets and concluded that no impairment of long-lived assets existed.

The quantitative tests were performed for Exaprint, which is part of The Print Group reportable segment, one small reporting unit that is part of our The Print Group reportable segment, as well as a small reporting unit that was acquired by our BuildASign business and included in the All Other Businesses reportable segment. For the Exaprint reporting unit and the small reporting unit that is part of The Print Group reportable segment, we concluded that substantial headroom between the estimated fair value and carrying value existed and that no goodwill impairment was identified. For the one remaining reporting unit, which is a small reporting unit included in our All Other Businesses reportable segment, we concluded that an impairment existed, driven in part by recent declines in revenue growth rates and lower near-term cash flow forecasts. We recognized an impairment charge of $5,609, using a WACC of 17.0%, resulting in a post-impairment goodwill balance of $8,824 at June 30, 2023.
Acquired Intangible Assets

	June 30, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$147,096	$(77,501)	$69,595	$144,916	$(65,203)	$79,713
Developed technology	97,316	(87,872)	9,444	96,120	(75,585)	20,535
Customer relationships	199,932	(183,879)	16,053	195,766	(160,247)	35,519
Customer network and other	24,368	(14,470)	9,898	23,946	(11,580)	12,366
Print network	23,909	(19,703)	4,206	22,982	(16,385)	6,597
Total intangible assets	$492,621	$(383,425)	$109,196	$483,730	$(329,000)	$154,730

    Acquired intangible assets amortization expense for the years ended June 30, 2023, 2022, and 2021 was $46,854, $54,497, and $53,818 respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2024	$32,424
2025	19,049
2026	12,333
2027	10,842
2028	8,721
Thereafter	25,827
$109,196

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2023	June 30, 2022
Compensation costs	$74,879	$78,521
Income and indirect taxes	53,266	41,886
Advertising costs	16,548	25,925
Third party manufacturing and digital content costs	17,380	15,790
Shipping costs	11,146	10,228
Variable compensation incentives (1)	9,413	—
Restructuring costs	7,567	13,449
Sales returns	6,441	6,286
Interest payable	2,847	2,477
Professional fees	2,743	2,394
Other	54,879	56,885
Total accrued expenses	$257,109	$253,841
______________________
(1) Includes cash-based employee long-term incentives, which are variable based on the performance of individual businesses and vest over four years. As the first payout will occur during the first half of fiscal year 2024, a portion of the balance is now classified as a current liability within accrued expenses.
Other current liabilities included the following:

	June 30, 2023	June 30, 2022
Current portion of finance lease obligations	$9,938	$6,684
Short-term derivative liabilities	9,865	4,299
Other (1)	4,666	17,052
Total other current liabilities	$24,469	$28,035
______________________
(1) The decrease is due in part to the payment of an acquisition-related liability associated with our Depositphotos acquisition of $6,875 that occurred during the third quarter of fiscal year 2023.

Other liabilities included the following:

	June 30, 2023	June 30, 2022
Long-term finance lease obligations (1)	$29,822	$14,699
Long-term compensation incentives	22,286	19,934
Mandatorily redeemable noncontrolling interest (2)	12,018	—
Long-term derivative liabilities	1,737	463
Other	24,195	29,298
Total other liabilities	$90,058	$64,394
______________________
(1) The increase in long-term finance lease obligations compared to the prior year was largely due to the extension of various lease contracts across our reportable segments as well as the inclusion of finance lease obligations from the acquisition of a small business within our PrintBrothers reportable segment during fiscal year 2023.
(2) During the second quarter of fiscal year 2023, we reclassified the noncontrolling interest for three businesses in the PrintBrothers reportable segment to other liabilities, due to the exercise of a put option for a portion of the minority equity interests, which triggered a mandatory redemption feature for the remaining minority equity interest. Refer to Note 14 for additional details.

10. Debt

	June 30, 2023	June 30, 2022
7.0% Senior Notes due 2026 (1)	$548,300	$600,000
Senior secured credit facility	1,098,613	1,097,302
Other	7,076	8,063
Debt issuance costs and debt premiums (discounts)	(16,033)	(19,417)
Total debt outstanding, net	1,637,956	1,685,948
Less: short-term debt (2)	10,713	10,386
Long-term debt	$1,627,243	$1,675,562
_____________________
(1) During the fourth quarter of fiscal 2023, we repurchased an aggregate principal amount of $51,700 of our 7.0% Senior Notes due 2026. Refer below for additional details.
(2) Balances as of June 30, 2023 and June 30, 2022 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,526 and $3,498, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of June 30, 2023, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes.
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
The LIBOR sunset occurred on June 30, 2023, and under the terms of our Restated Credit Agreement, our benchmark rate transitioned to Term SOFR in July 2023.
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
As of June 30, 2023, we have borrowings under the Restated Credit Agreement of $1,098,613 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of June 30, 2023.
As of June 30, 2023, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 7.69%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of June 30, 2023.

Senior Unsecured Notes
As of June 30, 2023, we have $548,300 in aggregate principal outstanding of our 2026 Notes, which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. During the fourth quarter of fiscal year 2023, we repurchased an aggregate principal amount of $51,700, for a repurchase price of $44,994, as well as the related settlement of unpaid interest. We recognized a gain on the extinguishment of debt of $6,764, which included an immaterial write-off of unamortized debt issuance costs and debt premiums.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2023 and 2022, we had $7,076 and $8,063, respectively, outstanding for those obligations that are payable through September 2027.
11. Shareholders' Deficit
Warrants
In conjunction with our issuance of our 12% Senior Secured Notes due 2025 in fiscal year 2020, which we subsequently redeemed in fiscal year 2021, we also issued 7-year warrants to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares at the time of issuance. The warrants, which currently remain outstanding, are accounted for as equity, as they are redeemable only in our own shares, with an exercise price of $60 per share. The warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.
The fair value used for the warrants in this allocation was calculated using the Monte Carlo valuation model. The valuation of the notes and warrants resulted in a carrying value allocated to the warrants of $22,432, which, in addition to be being accounted for as an equity instrument recorded in additional paid in capital, was included as a discount to the 12% Senior Secured Notes.
Share-based awards

On November 25, 2020, our shareholders approved our 2020 Equity Incentive Plan, or the 2020 Plan. Upon approval, we ceased granting any new awards under any of our prior equity plans that had shares available for future grant, consisting of our 2016 Performance Equity Plan, 2011 Equity Incentive Plan, and 2005 Non-Employee Directors' Share Option Plan, and we now grant all equity awards under the 2020 Plan. The maximum number of ordinary shares to be issued under the 2020 Plan is 5,500,000 plus an additional number of ordinary shares equal to the number of PSUs currently outstanding under the 2016 Performance Equity Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited. The 2020 Plan allows us to grant share options, share appreciation rights, restricted shares, restricted share units, other share-based awards, and dividend equivalent rights to our employees, officers, non-employee directors, consultants, and advisors.

Our 2016 Performance Equity Plan previously allowed us to grant PSUs to our employees, officers, non-employee directors, consultants, and advisors. The 2011 Equity Incentive Plan previously allowed us to grant share options, share appreciation rights, restricted shares, restricted share units and other awards based on our ordinary shares to our employees, officers, non-employee directors, consultants, and advisors. Our 2005 Non-Employee Directors’ Share Option Plan previously allowed us to grant share options to our non-employee directors upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they continued to serve as a director at such time.
As of June 30, 2023, 2,201,615 ordinary shares were available for future awards under our 2020 Plan. For PSUs, we assumed that we would issue ordinary shares equal to 250% of the outstanding PSUs, which is the maximum potential share issuance. Treasury shares and newly issued shares have both historically been used in fulfillment of our share-based awards.

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
A summary of our PSU activity and related information for the fiscal year ended June 30, 2023 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,359,242	$130.61
Granted	75,000	17.61
Vested and distributed	—	—
Forfeited	(32,498)	134.95
Outstanding at the end of the period	1,401,744	$124.46	$83,376
The weighted average fair value of PSUs granted during the fiscal years ended June 30 2023, 2022, and 2021 was $17.61, $110.28, and $129.25, respectively. The total intrinsic value of PSUs outstanding as of June 30 2023, 2022, and 2021 was $83,376, $52,875, and $125,616, respectively. The total intrinsic value of PSUs assumes that the performance condition is met; however, it is possible that a portion or all of these PSUs will not achieve the associated performance condition. As of June 30, 2023, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 3,504,360 shares.
Restricted share units

    The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2023 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	1,038,234	$83.66
Granted	1,120,951	44.25
Vested and distributed	(334,971)	79.94
Forfeited	(353,921)	63.69
Unvested at the end of the period	1,470,293	$59.27	$87,453
The weighted average fair value of RSUs granted during the fiscal years ended June 30 2023, 2022, and 2021 was $44.25, $80.26, and $93.64, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30 2023, 2022, and 2021 was $13,544, $10,123, and $17,231, respectively.
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
We did not grant any share options in fiscal years 2022 or 2021. Weighted-average values used for option awards in fiscal year 2023 were as follows:

Year Ended June 30,
2023
Risk-free interest rate	3.06%
Expected dividend yield	—%
Expected term (years)	4.01
Expected volatility	61.99%
Weighted average fair value of options granted	$22.83
A summary of our share option activity and related information for the year ended June 30, 2023 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	5,298	$80.01	2.8
Granted	436,211	45.94
Exercised	(7,073)	46.20
Forfeited/expired	(46,989)	46.20
Outstanding at the end of the period	387,447	46.37	9.0	$5,189
Exercisable at the end of the period	98,591	$48.02	8.6	$1,239
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2023. The total intrinsic value of options exercised during the fiscal years ended June 30, 2023 and 2021 was $41 and $5,460, respectively, while no options were exercised during the fiscal year ended June 30, 2022.
Share-based compensation
Total share-based compensation costs were $42,122, $49,766, and $37,034 for the years ended June 30 2023, 2022, and 2021, respectively, and we recognize the impact of forfeitures as they occur. Share-based compensation costs capitalized as part of software and website development costs were $1,879, $1,221, and $1,338 for the years ended June 30 2023, 2022, and 2021, respectively. As of June 30, 2023, there was $77,410 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.6 years.

12. Employees' Savings Plans
Defined contribution plans
We maintain certain government-mandated and defined contribution plans throughout the world. Our most significant defined contribution retirement plans are in the U.S. and comply with Section 401(k) of the Internal Revenue Code. We offer eligible employees in the U.S. the opportunity to participate in one of these plans and match most employees' eligible contributions at various rates subject to service vesting as specified in each of the related plan documents. As part of the cost reduction measures taken in response to the pandemic, the matching program was temporarily suspended from March 2020 through December 31, 2020 and was reinstated on January 1, 2021.
We expensed $16,061, $16,157, and $12,228 for our government-mandated and defined contribution plans in the years ended June 30 2023, 2022, and 2021, respectively.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2023 and 2022, the plan had an unfunded net pension obligation of approximately $1,134 and $1,173, respectively, and plan assets, which totaled approximately $5,497 and $4,754, respectively. For the years ended June 30 2023, 2022, and 2021 we recognized expense totaling $282, $537, and $667, respectively, related to our Swiss plan.
13. Income Taxes
The following is a summary of our (loss) income before income taxes by geography:

	Year Ended June 30,
	2023	2022	2021
U.S.	$(35,508)	$(7,299)	$2,689
Non-U.S.	5,286	16,630	(66,243)
Total	$(30,222)	$9,331	$(63,554)
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2023	2022	2021
Current:
U.S. Federal	$1,634	$526	$(93)
U.S. State	769	568	546
Non-U.S.	39,792	36,932	28,205
Total current	42,195	38,026	28,658
Deferred:
U.S. Federal	3,522	(3,566)	(1,573)
U.S. State	465	12	(31)
Non-U.S.	109,311	25,429	(8,151)
Total deferred	113,298	21,875	(9,755)
Total	$155,493	$59,901	$18,903

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	3.7	(11.1)	3.1
Tax rate differential on non-U.S. earnings	(52.5)	97.1	(20.3)
Change in valuation allowance	(457.2)	363.7	(27.2)
Nondeductible interest expense	(30.2)	52.7	(18.6)
Change in entity status	4.0	—	—
Compensation related items	(13.7)	21.9	0.2
Goodwill impairment	(4.1)	—	—
Irish foreign tax credit	21.4	(46.8)	8.8
Tax on repatriated earnings	(15.0)	39.2	(3.9)
Gain on the extinguishment of debt	2.8	—	—
Notional interest deduction (Italy)	2.6	(8.8)	1.4
Patent box (Italy)	(1.5)	(12.0)	—
Tax credits and incentives	24.1	(23.7)	4.2
Non-U.S. tax rate changes	(1.1)	57.6	1.2
Irish tax restructuring	—	(13.4)	—
U.S. global intangible low-taxed income (GILTI)	—	10.2	(0.3)
U.S. foreign-derived intangible income (FDII)	2.7	(6.8)	—
U.S. base erosion and anti-abuse tax (BEAT)	(2.1)	—	—
Net tax benefit on intellectual property transfer	1.0	(10.4)	—
Tax loss carryforward expirations	(5.1)	4.8	(0.5)
Business and withholding taxes	(1.2)	5.1	(0.4)
Uncertain tax positions	(10.5)	35.9	(1.0)
Other non-deductible expenses	(6.0)	7.1	0.5
Tax on unremitted earnings	(1.6)	0.1	(0.9)
Changes to derivative instruments	3.1	73.5	0.1
Other	0.9	(14.9)	2.9
Effective income tax rate	(514.5)%	642.0%	(29.7)%

For the year ended June 30, 2023, our effective tax rate was below our U.S. federal statutory tax rate primarily due to establishing a full valuation allowance on Swiss deferred tax assets of $116,694 related to Swiss tax reform benefits recognized in fiscal year 2020 and Swiss tax loss carryforwards. Management concluded in the second quarter of this fiscal year that based on current period results at that time, objective and verifiable negative evidence of recent losses in Switzerland outweighed more subjective positive evidence of anticipated future income. In addition, we had non-deductible interest expense and losses in certain jurisdictions for which we cannot recognize a tax benefit. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Australia, Canada, France, Germany, India, Ireland, Italy, the Netherlands, Spain, and Switzerland. The applicable tax rates in these jurisdictions range from 11% to 30%. The total tax rate impact from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.
For the year ended June 30, 2023, our effective tax rate was (514.5)% as compared to the prior year effective tax rate of 642.0%. The decrease in our effective tax rate as compared to the prior year is primarily due a pre-tax loss for the year ended June 30, 2023 as compared to pre-tax income in the year ended June 30, 2022. During the year ended June 30, 2023 we recognized tax expense of $116,694 to establish a full valuation allowance in Switzerland as compared to tax expense of $29,600 in the year ended June 30, 2022 to establish a partial valuation allowance in Switzerland. Our fiscal year 2022 effective tax rate was higher than fiscal year 2021 primarily due to establishing a partial valuation allowance in Switzerland.

As of June 30, 2023, we recorded a deferred tax asset of $131,472 related to Swiss tax-amortizable goodwill, which we can benefit from during fiscal year 2025 through fiscal year 2030 under our Swiss tax ruling. During the year ended June 30, 2023, the Swiss tax-amortizable goodwill deferred tax asset increased $7,579 due to currency exchange rate changes.
Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Deferred tax assets:
Swiss tax-amortizable goodwill	$131,472	$123,893
Net operating loss carryforwards	75,643	71,820
Leases	30,364	24,952
Depreciation and amortization	8,289	3,736
Accrued expenses	15,335	12,244
Share-based compensation	16,920	16,090
Credit and other carryforwards	58,790	47,405
Other	4,469	1,120
Subtotal	341,282	301,260
Valuation allowance	(277,976)	(134,660)
Total deferred tax assets	63,306	166,600
Deferred tax liabilities:
Depreciation and amortization	(37,572)	(32,595)
Leases	(27,392)	(21,049)
Investment in flow-through entity	—	(7,031)
Tax on unremitted earnings	(7,221)	(6,692)
Derivative financial instruments	(17,091)	(19,703)
Other	(8,641)	(7,584)
Total deferred tax liabilities	(97,917)	(94,654)
Net deferred tax assets	$(34,611)	$71,946
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to the Swiss full valuation allowance and losses in certain jurisdictions (mainly Brazil, Japan, the Netherlands, Ireland, and the United Kingdom) for which management has determined we cannot recognize the related deferred tax assets. Also, we generated $4,202 of Irish foreign tax credit carryforwards and increased tax effected interest limitation carryforwards of $7,365 in various jurisdictions, neither of which expire, but for which management has determined it is more likely than not that these will not be utilized. The increase in valuation allowance was offset by the release of valuation allowances related to the exit of our YSD business of $3,224.

We have recorded a full valuation allowance against deferred tax assets of $22,583 and $131,472 related to Swiss tax losses and the Swiss tax-amortizable goodwill, respectively. In addition, we have recorded valuation allowances of $28,744, $5,123, and $14,768 against deferred tax assets related to U.S. research and development credits, U.S. capital loss carryforwards, and U.S. share-based compensation, respectively, for which management has determined that it is more likely than not that these will not be realized.

Based on the weight of available evidence at June 30, 2023, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2023 is as follows:

Balance at June 30, 2022	$134,660
Charges to earnings (1)	138,143
Charges to other accounts (2)	5,173
Balance at June 30, 2023	$277,976
_________________
(1) Amount is primarily related to full Swiss valuation allowance, increased non-U.S. net operating losses, increased Irish foreign tax credits, and increased interest limitation carryforwards.
(2) Amount is primarily related to increased Swiss tax-amortizable goodwill deferred tax asset and deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes offset by unrealized gains on derivative financial instruments included in accumulated other comprehensive loss.
As of June 30, 2023, we had gross U.S. federal and apportioned state net operating losses of $2,348 and $30,281, respectively, that expire on various dates from fiscal year 2024 through fiscal year 2043 or with unlimited carryforward. We also had gross non-U.S. net operating loss carryforwards of $564,818, a significant amount of which begin to expire in fiscal year 2024, with the remaining amounts expiring on various dates from fiscal year 2024 through fiscal year 2032 or having unlimited carryforward. In addition, we had $33,854 of tax credit carryforwards primarily related to U.S. federal and state research and development credits, which expire on various dates beginning in fiscal year 2030 or having unlimited carryforward. We also had $22,778, $6,130, and $1,048 of U.S. federal, apportioned U.S. state, and non-U.S. capital loss carryforwards, respectively. The U.S. capital losses expire in fiscal years 2025 through 2027 and the non-U.S. capital losses have unlimited carryforward. Lastly, we had $12,535 of Irish foreign tax credits with unlimited carryforward. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions in which they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets, and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; (ii) the ability of Cimpress plc to fund its operations and obligations with earnings from other businesses within the global group without incurring substantial tax costs; and (iii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2023, no tax provision has been made for $56,294 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $13,000 to $14,000 at that time. A cumulative deferred tax liability of $7,221 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated with no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2020	$5,847
Additions based on tax positions related to the current tax year	448
Additions based on tax positions related to prior tax years	7,448
Reductions based on tax positions related to prior tax years	(51)
Reductions due to audit settlements	(83)
Reductions due to lapse of statute of limitations	(229)
Cumulative translation adjustment	19
Balance June 30, 2021	13,399
Additions based on tax positions related to the current tax year	448
Additions based on tax positions related to prior tax years	2,958
Reductions based on tax positions related to prior tax years	(23)
Reductions due to audit settlements	(2,958)
Reductions due to lapse of statute of limitations	(799)
Cumulative translation adjustment	(29)
Balance June 30, 2022	12,996
Additions based on tax positions related to the current tax year	2,167
Additions based on tax positions related to prior tax years	770
Reductions based on tax positions related to prior tax years	(62)
Reductions due to audit settlements	—
Reductions due to lapse of statute of limitations	(225)
Cumulative translation adjustment	(22)
Balance June 30, 2023	$15,624

For the year ended June 30, 2023, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $8,518. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The interest and penalties recognized as of years ended June 30, 2023, 2022, and 2021 were $1,924, $1,383, and $1,014, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $910 to $960 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2023 remain open for examination by the United States Internal Revenue Service ("IRS") and the years 2015 through 2023 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns.

We are currently under income tax audit in certain jurisdictions globally. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

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

PrintBrothers
Members of the PrintBrothers management team hold minority equity interests in several businesses within the reportable segment. During the second quarter of fiscal year 2023, put options were exercised by the minority interest holders for a portion of their equity interests that required us to purchase 10% to 11% in three of the respective businesses for a total of $90,841. The exercise of the put options triggered a mandatory redemption feature for the remaining minority equity interests, which requires the purchase of the remaining 1% equity interests on the third anniversary of the put option exercise, absent the earlier exercise of a call option on the first or second anniversaries by Cimpress. The remaining noncontrolling interests are mandatorily redeemable, which required the reclassification of the remaining equity interests to a liability, which has been presented in other liabilities within our consolidated balance sheet.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2021	$71,120	$—
Acquisition of noncontrolling interest (1)	4,453	—
Accretion to redemption value (2)	61,962	—
Net income attributable to noncontrolling interests	3,761	—
Distribution to noncontrolling interests (3)	(3,963)	—
Purchase of noncontrolling interest (4)	(2,165)	—
Foreign currency translation	(3,685)	—
Balance as of June 30, 2022	131,483	—
Acquisition of noncontrolling interest (1)	—	365
Accretion to redemption value (2)	(7,236)	—
Net income attributable to noncontrolling interests	180	83
Distribution to noncontrolling interests (3)	(3,652)	—
Purchase of noncontrolling interest (4)	(95,567)	—
Reclassification to mandatorily redeemable noncontrolling interest (5)	(9,582)	—
Foreign currency translation	(4,733)	11
Balance as of June 30, 2023	$10,893	$459
_________________
(1) During fiscal years 2023 and 2022, we acquired the majority equity interests in two separate immaterial businesses within our PrintBrothers reportable segment.
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
(4) As discussed above, we purchased an additional 10% to 11% of the equity interests in three PrintBrothers businesses during the second quarter of fiscal year 2023, as well as the 1% minority interest in our BuildASign business. In fiscal year 2022, we paid the final redemption amount to one minority equity interest holder in our PrintBrothers businesses, which we agreed to purchase in fiscal year 2021.
(5) During the second quarter of fiscal year 2023, the minority equity interest holders of three PrintBrothers businesses exercised a put option that triggered a mandatory redemption feature for the remaining minority equity interests. The remaining minority equity interests were reclassified to mandatorily redeemable noncontrolling interests, as part of other liabilities within the consolidated balance sheets. Refer above for additional information regarding the transaction and Note 9 for additional details about the reclassified liability balance.
15. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of June 30, 2023, we have numerous operating segments under our management reporting structure, which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, Depositphotos, 99designs by Vista, and Vista Corporate Solutions, which together represent a full-service design, digital and print solution, elevating small businesses’ presence in physical and digital spaces and empowering them to achieve success.

•PrintBrothers - Consists of three of our Upload & Print businesses, which includes druck.at, Printdeal, and WIRmachenDRUCK that primarily serve customers in Austria, Belgium, Germany, the Netherlands, and Switzerland.
•The Print Group - Includes our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses, which are Upload & Print businesses that primarily serve customers in France, Italy, Spain, and the United Kingdom.
•National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel, and gifts.
•All Other Businesses - Includes a collection of businesses grouped together based on materiality. In addition to BuildASign, which is a larger and profitable business, the All Other Businesses reportable segment includes one smaller business that we continue to manage at a relatively modest operating loss and a recently acquired company that provides production expertise and sells into a growing product category.
◦BuildASign is an internet-based provider of canvas-print wall décor, business signage, and other large-format printed products, based in Austin, Texas.
◦Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.
◦We exited our YSD business, which was included in this reportable segment, during fiscal year 2023.
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our tax, treasury, internal audit, legal, sustainability, corporate communications, remote first enablement, consolidated reporting and compliance, investor relations, capital allocation, and the functions of our CEO and CFO. These costs also include certain unallocated share-based compensation costs.
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

	Year Ended June 30,
	2023	2022	2021
Revenue:
Vista	$1,613,887	$1,514,909	$1,428,255
PrintBrothers	578,431	526,952	421,766
The Print Group	346,949	329,590	275,534
National Pen	366,294	341,832	313,528
All Other Businesses	213,455	205,862	192,038
Total segment revenue	3,119,016	2,919,145	2,631,121
Inter-segment eliminations (1)	(39,389)	(31,590)	(55,160)
Total consolidated revenue	$3,079,627	$2,887,555	$2,575,961
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment. The decrease of inter-segment eliminations is the result of significant cross-business transactions during the fiscal year ended June 30, 2021 associated with the fulfillment of masks in response to the pandemic. Demand for this product was far lower in the years ended June 30, 2023 and 2022.

	Year Ended June 30, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,155,000	$—	$—	$216,690	$181,145	$1,552,835
Europe	366,244	576,719	337,012	122,007	—	1,401,982
Other	91,066	—	—	7,772	25,972	124,810
Inter-segment	1,577	1,712	9,937	19,825	6,338	39,389
Total segment revenue	1,613,887	578,431	346,949	366,294	213,455	3,119,016
Less: inter-segment elimination	(1,577)	(1,712)	(9,937)	(19,825)	(6,338)	(39,389)
Total external revenue	$1,612,310	$576,719	$337,012	$346,469	$207,117	$3,079,627

	Year Ended June 30, 2022
	Vista (1)	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,063,390	$—	$—	$193,056	$177,868	$1,402,222
Europe	353,275	525,224	322,315	113,820	—	1,304,175
Other	94,874	—	—	20,058	23,675	181,158
Inter-segment	3,370	1,728	7,275	14,898	4,319	31,590
Total segment revenue	1,514,909	526,952	329,590	341,832	205,862	2,919,145
Less: inter-segment elimination	(3,370)	(1,728)	(7,275)	(14,898)	(4,319)	(31,590)
Total external revenue	$1,511,539	$525,224	$322,315	$326,934	$201,543	$2,887,555

	Year Ended June 30, 2021
	Vista (1)	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$984,910	$—	$—	$154,857	$171,398	$1,281,535
Europe	354,546	420,946	258,230	106,004	—	1,135,450
Other	86,461	—	—	20,762	17,847	158,976
Inter-segment	2,338	820	17,304	31,905	2,793	55,160
Total segment revenue	1,428,255	421,766	275,534	313,528	192,038	2,631,121
Less: inter-segment elimination	(2,338)	(820)	(17,304)	(31,905)	(2,793)	(55,160)
Total external revenue	$1,425,917	$420,946	$258,230	$281,623	$189,245	$2,575,961
__________________
(1) During the fourth quarter of fiscal year 2023, we identified an immaterial error in our previously disclosed revenue by geographic area for our Vista reportable segment for the fiscal years ended June 30, 2022 and 2021, which understated revenue in North America and Europe, with an offsetting overstatement in the Other geographies. We have corrected the disclosed figures as included herein.
The following table includes segment EBITDA by reportable segment, total income from operations, and total (loss) income before income taxes:

	Year Ended June 30,
	2023	2022	2021
Segment EBITDA:
Vista	$224,081	$195,321	$318,684
PrintBrothers	70,866	66,774	43,144
The Print Group	60,089	58,664	43,126
National Pen	23,714	26,845	11,644
All Other Businesses	25,215	23,227	31,707
Total segment EBITDA	403,965	370,831	448,305
Central and corporate costs	(133,539)	(143,958)	(129,367)
Depreciation and amortization	(162,428)	(175,681)	(173,212)
Proceeds from insurance	—	—	(122)
Certain impairments and other adjustments	(6,932)	9,709	(20,453)
Restructuring-related charges	(43,757)	(13,603)	(1,641)
Total income from operations	57,309	47,298	123,510
Other income (expense), net	18,498	61,463	(19,353)
Interest expense, net	(112,793)	(99,430)	(119,368)
Gain (loss) on early extinguishment of debt	6,764	—	(48,343)
(Loss) income before income taxes	$(30,222)	$9,331	$(63,554)

	Year Ended June 30,
	2023	2022	2021
Depreciation and amortization:
Vista	$58,464	$65,489	$58,513
PrintBrothers	18,135	20,790	22,089
The Print Group	22,810	25,657	27,066
National Pen	21,366	24,261	25,123
All Other Businesses	17,694	18,536	19,811
Central and corporate costs	23,959	20,948	20,610
Total depreciation and amortization	$162,428	$175,681	$173,212

	Year Ended June 30,
	2023	2022	2021
Purchases of property, plant, and equipment:
Vista	$17,604	$17,198	$12,332
PrintBrothers	4,422	3,788	3,609
The Print Group	19,683	19,877	11,847
National Pen	6,003	4,332	3,603
All Other Businesses	4,793	7,027	5,466
Central and corporate costs	1,267	1,818	1,667
Total purchases of property, plant and equipment	$53,772	$54,040	$38,524

	Year Ended June 30,
	2023	2022	2021
Capitalization of software and website development costs:
Vista	$22,559	$30,994	$28,297
PrintBrothers	2,010	1,139	1,465
The Print Group	2,997	2,419	1,603
National Pen	2,913	3,390	3,115
All Other Businesses	4,299	4,097	3,746
Central and corporate costs	23,009	23,258	22,711
Total capitalization of software and website development costs	$57,787	$65,297	$60,937
Enterprise Wide Disclosures:
    The following table sets forth revenues by significant geographic area:

	Year Ended June 30,
	2023	2022 (1)	2021 (1)
United States	$1,407,691	$1,320,347	$1,226,606
Germany	460,516	420,041	353,253
Other (2)	1,211,420	1,147,167	996,102
Total revenue	$3,079,627	$2,887,555	$2,575,961
__________________
(1) During the fourth quarter of fiscal year 2023, we identified an immaterial error in our previously disclosed revenue by geographic area for the fiscal year ended June 30, 2022 and 2021, which understated revenue in the United States and Germany, with an offsetting overstatement in the Other geographies. We have corrected the disclosed figures as included herein.
(2) Our other revenue includes Ireland, our country of domicile.
The following table sets forth revenues by groups of similar products and services:

	Year Ended June 30,
	2023	2022	2021
Physical printed products and other (1)	$2,990,041	$2,789,600	$2,477,158
Digital products and services	89,586	97,955	98,803
Total revenue	$3,079,627	$2,887,555	$2,575,961
__________________
(1) Other revenue includes miscellaneous items, which account for less than 1% of revenue.

The following table sets forth long-lived assets by geographic area:

	June 30, 2023	June 30, 2022
Long-lived assets (1):
United States (2)	$83,956	$95,589
Netherlands	65,547	67,240
Canada	57,328	58,498
Switzerland	73,857	72,394
Italy	42,377	48,262
France	29,302	25,383
Jamaica	17,834	18,744
Australia	19,664	17,751
Japan (3)	—	11,392
Other	114,503	90,677
Total	$504,368	$505,930
___________________
(1) Excludes goodwill of $781,541 and $766,600, intangible assets, net of $109,196 and $154,730, deferred tax assets of $12,740 and $113,088, and marketable securities, non-current of $4,497 and zero as of June 30, 2023 and June 30, 2022, respectively.
(2) The decrease of the United States long-lived assets is primarily driven by the termination of our Waltham, MA lease in August 2022 that resulted in a reduction to the operating lease asset and related leasehold improvements.
(3) The decrease in Japan's long-lived assets is due to the planned sale of the land and building, which resulted in the classification of the carrying value as prepaid expenses and other current assets because it meets held-for-sale criteria as of June 30, 2023. Refer to Note 18 for additional details.
16. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2037. Our finance leases primarily relate to machinery and plant equipment. Over the past three years, we continually assessed our leased real estate footprint as a facet of our evolving remote-first operating model for many of our employees, which resulted in a decrease to our leased real estate portfolio over this period of time.
The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2023 and 2022:

Leases	Consolidated Balance Sheet Classification	June 30, 2023	June 30, 2022

Assets:
Operating right-of-use assets	Operating lease assets, net	$76,776	$80,694
Finance right-of-use assets	Property, plant, and equipment, net	30,616	19,181
Total lease assets		$107,392	$99,875
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$22,559	$27,706
Finance lease liabilities	Other current liabilities	9,938	6,684
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	56,668	57,474
Finance lease liabilities	Other liabilities	29,822	14,699
Total lease liabilities		$118,987	$106,563

The following table represents the lease expenses for the years ended June 30, 2023 and 2022:

	Year Ended
	June 30, 2023	June 30, 2022
Operating lease expense	$30,240	$26,975
Finance lease expense:
Amortization of finance lease assets	4,565	5,892
Interest on lease liabilities	205	305
Variable lease expense	6,821	7,550
Less: sublease income	(833)	(86)
Net operating and finance lease cost	$40,998	$40,636
Future minimum lease payments under non-cancelable leases as of June 30, 2023 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$24,159	$10,904	$35,063
2 years	19,464	6,080	25,544
3 years	13,466	6,072	19,538
4 years	8,998	4,364	13,362
5 years	5,991	2,482	8,473
Thereafter	16,990	13,310	30,300
Total	89,068	43,212	132,280
Less: present value discount	(9,841)	(3,452)	(13,293)
Lease liability	$79,227	$39,760	$118,987
    Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (years):
Operating leases	5.74	4.32
Finance leases	8.69	3.89
Weighted-average discount rate:
Operating leases	5.20%	3.71%
Finance leases	6.23%	2.79%

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

	Year Ended
Supplemental Cash Flow Information	June 30, 2023	June 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$31,161	$26,641
Operating cash flows from finance leases	205	305
Financing cash flows from finance leases (1)	8,290	37,512
__________________
(1) The decrease in financing cash flows from finance leases is driven by the non-recurring purchase option exercise for a leased facility in fiscal year 2022, with the purchased facility being subsequently sold. Refer to additional details below.

Purchase and Sale of a Leased Facility
During fiscal year 2022, we paid $27,885 to exercise the purchase option available for one of our leased facilities, immediately sold the facility to a separate third party for $23,226, and recognized a $3,324 gain on the sale within general and administrative expense on our consolidated statement of operations. The purchase option exercise was presented as a financing activity on our consolidated statement of cash flows while the sale of the facility was presented as an investing activity. Prior to the purchase and sale, as required under our long-lived asset policy, we identified a triggering event in fiscal year 2021 for this leased facility and abandoned equipment, which resulted in impairment charges of $7,420 and $1,680, respectively, that were recognized in general and administrative expense on the consolidated statement of operations.
Waltham Lease Modification
During fiscal year 2021, we modified the lease agreement for our Waltham, Massachusetts office location, which resulted in us retaining a small portion of the previously leased office space in exchange for a reduction to our monthly rent payments for the space we no longer lease and the payment of an early termination fee of $8,761. Due to the partial termination of the lease, we recognized a gain of $1,156 in general and administrative expense on the consolidated statement of operations for the year ended June 30, 2021. As required under our long-lived asset policy, we identified a triggering event with regards to the modified right-of-use asset and abandoned property, plant and equipment related to the vacated space, which resulted in impairments of $7,489 and $4,483, respectively, which were recognized in general and administrative expense on the consolidated statement of operations for the year ended June 30, 2021.
17. Commitments and Contingencies
Debt
    The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2023 are as follows:

2024	$14,063
2025	14,187
2026	560,317
2027	11,613
2028	1,053,809
Total	$1,653,989
Purchase Obligations
At June 30, 2023, we had unrecorded commitments under contract of $222,860. These commitments consist of inventory, third-party fulfillment, and digital services of $100,327; third-party cloud services of $74,912; software of $13,678; advertising of $10,070; professional and consulting fees of $6,245; production and computer equipment purchases of $3,853; and other commitments of $13,775.
Lease Arrangements
We lease certain assets, including manufacturing facilities, machinery and plant equipment, and office space under lease agreements. Refer to Note 16 for additional details.
Other Obligations
In February 2023, we made a $6,875 deferred payment for our Depositphotos acquisition, resulting in no outstanding acquisition-related deferred liabilities as of June 30, 2023.
Legal Proceedings
We are not currently party to any material legal proceedings. Although we cannot predict with certainty the results of litigation and claims to which we may be subject from time to time, we do not expect the resolution of any of our current matters to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. For all legal matters, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense the costs relating to our legal proceedings as those costs are incurred.
18. Restructuring Charges
Restructuring costs include employee termination benefits, acceleration of share-based compensation, write-off of assets, costs to exit loss-making operations, and other related costs, including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA. During the years ended June 30, 2023, 2022, and 2021, we recognized restructuring charges of $43,757, $13,603, and $1,641, respectively.

Fiscal Year 2023

During the year ended June 30, 2023, we recognized restructuring charges of $43,757. The majority of these costs related to actions taken in our Vista business and central teams during March 2023 that were intended to reduce costs and support expanded profitability, reduced leverage, and increased speed, focus, and accountability. For the year ended June 30, 2023, we recognized restructuring charges of $28,840 and $9,645 in our Vista business and central and corporate costs, respectively, which collectively included $30,175 from the March action described above. The remaining restructuring charges relate to prior actions taken to prioritize our investments, including our exit from the Japanese market. Most of these costs related to employee termination benefits, and, to a lesser extent, share-based compensation expense for the accelerated vesting of equity awards as well as third-party consulting costs. A portion of the restructuring charge in our Vista business included the impairment of assets from our exit of the Japanese market of $5,397.

We also recognized restructuring charges of $1,715 in our National Pen business for the year ended June 30, 2023, which included employee termination benefits for previously announced actions to exit the Japanese market and to migrate our European production operations from Ireland to the Czech Republic. Additionally, we recognized restructuring costs of $3,556 for the year ended June 30, 2023 in our All Other Businesses reportable segment for our previously announced exit from the Chinese market, which included employee termination benefits and the write-off of certain assets.

We do not expect any additional material charges for these restructuring actions.

Fiscal Year 2022

During the year ended June 30, 2022, we recognized restructuring charges of $13,603, primarily due to decisions to reduce costs in certain areas including exiting operations in Japan and China, while also taking additional headcount actions in our Vista business and in our central technology team. During the year ended June 30, 2022, we recognized restructuring expense related to these actions of $7,492 in our Vista reportable segment, $1,093 in our All Other Businesses reportable segment, and $854 in our central and corporate costs. Additionally, our National Pen business recognized restructuring expense of $4,178 during the year ended June 30, 2022, incurred for both the decision to move its European production operations from Ireland to the Czech Republic and the decision to exit the Japan market.

Fiscal Year 2021

During the year ended June 30, 2021, we recognized restructuring charges of $1,641, primarily due to organizational changes within The Print Group segment totaling $1,966 intended to streamline certain activities. This was partially offset by changes in estimate related to prior period actions of $325. These actions were completed during fiscal year 2021.

The following table summarizes the restructuring activity during the years ended June 30, 2023 and 2022.

	Severance and Related Benefits	Other Restructuring Costs	Accrued restructuring liability
Balance as of June 30, 2021	$402	$—	$402
Restructuring charges	13,312	291	13,603
Cash payments	(265)	—	(265)
Non-cash charges	—	(291)	(291)
Balance as of June 30, 2022	13,449	—	13,449
Restructuring charges	33,694	10,063	43,757
Cash payments	(37,147)	—	(37,147)
Non-cash charges (1)	(2,429)	(10,063)	(12,492)
Balance as of June 30, 2023	$7,567	$—	$7,567
________________
(1) During the fiscal year ended June 30, 2023, non-cash restructuring charges primarily includes the loss recorded on assets for our Japan and China exits, and share-based compensation expense upon modification to accelerate the vesting of share-based compensation awards for the actions described above.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2023, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2023, as stated in their report included on page 45.
Item 9B. Other Information
On May 12, 2023, Sean Quinn, our Executive Vice President and Chief Financial Officer, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The plan provides for the sales, on the dates and at the prices set forth in the plan, of up to 22,185 ordinary shares held by Mr. Quinn as of the date of the plan adoption plus additional shares Mr. Quinn receives upon the vesting of his RSU awards. The plan expires on May 4, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance,” "Insider Trading Policy," and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2023 Annual General Meeting of Shareholders, which we refer to as our 2023 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2023. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2023 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors," and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2023 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2023 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2023 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

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

10.9*	2020 Equity Incentive Plan, as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 17, 2022
10.10*	Form of Restricted Share Unit Agreement under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020
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
10.18*
Second Amended and Restated Executive Retention Agreement dated as of February 20, 2023 between Cimpress plc and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023

10.19*
Form of Amended and Restated Executive Retention Agreement between Cimpress plc and each of Sean Quinn and Maarten Wensveen is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023

10.20*	Executive Retention Agreement between Cimpress plc and Florian Baumgartner dated February 1, 2023 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023
10.21*
Memorandum clarifying relative precedence of agreements dated May 6, 2010 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.22*
Agreement Limiting PSU Awards dated May 13, 2016 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2016

10.23*
Amendment to Agreement Limiting PSU Awards dated September 28, 2020 between Cimpress plc and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2020

10.24*
Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated July 10, 2019 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.25*
Amendment to Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated January 1, 2021 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.26*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.27*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.28
Amendment and Restatement Agreement dated as of May 17, 2021 among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., Vistaprint Netherlands B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017 (as amended and restated by the Amendment and Restatement Agreement, the "Credit Agreement"), is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2021

10.29	Amendment No. 1 (LIBOR Hardwire Transition Amendment) dated as of June 13, 2023 to the Credit Agreement
10.30
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

19.1	Insider Trading Policy
21.1	Subsidiaries of Cimpress plc
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
97.1	Compensation Recovery Policy
101	The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 4, 2023                         Cimpress plc

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder and Chief Executive Officer	August 4, 2023
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 4, 2023
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Director	August 4, 2023
Sophie A. Gasperment
/s/ Zachary S. Sternberg	Director	August 4, 2023
Zachary S. Sternberg
/s/ Dessislava Temperley	Director	August 4, 2023
Dessislava Temperley
/s/ Scott Vassalluzzo	Director	August 4, 2023
Scott Vassalluzzo