Form 10-Q
period 2023-09-30
CIMPRESS plc
filed 2023-10-26
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 23, 2023, there were 26,590,037 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$125,199	$130,313
Marketable securities	22,613	38,540
Accounts receivable, net of allowances of $7,026 and $6,630, respectively	68,892	67,353
Inventory	113,985	107,835
Prepaid expenses and other current assets	113,230	96,986
Total current assets	443,919	441,027
Property, plant and equipment, net	271,507	287,574
Operating lease assets, net	74,519	76,776
Software and website development costs, net	92,620	95,315
Deferred tax assets	12,060	12,740
Goodwill	772,165	781,541
Intangible assets, net	98,836	109,196
Marketable securities, non-current	—	4,497
Other assets	43,845	46,193
Total assets	$1,809,471	$1,854,859
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$264,032	$285,784
Accrued expenses	272,819	257,109
Deferred revenue	49,490	44,698
Short-term debt	10,877	10,713
Operating lease liabilities, current	21,851	22,559
Other current liabilities	20,114	24,469
Total current liabilities	639,183	645,332
Deferred tax liabilities	49,407	47,351
Long-term debt	1,594,942	1,627,243
Operating lease liabilities, non-current	55,051	56,668
Other liabilities	73,668	90,058
Total liabilities	2,412,251	2,466,652
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	10,848	10,893
Shareholders’ deficit:
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,554,058 and 44,315,855 shares issued, respectively; 26,582,811 and 26,344,608 shares outstanding, respectively	615	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	543,754	539,454
Retained earnings	239,620	235,396
Accumulated other comprehensive loss	(34,622)	(35,060)
Total shareholders’ deficit attributable to Cimpress plc	(614,183)	(623,145)
Noncontrolling interests (Note 10)	555	459
Total shareholders' deficit	(613,628)	(622,686)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,809,471	$1,854,859
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2023	2022
Revenue	$757,294	$703,415
Cost of revenue (1)	398,783	377,735
Technology and development expense (1)	74,330	74,475
Marketing and selling expense (1)	192,188	200,930
General and administrative expense (1)	48,341	54,072
Amortization of acquired intangible assets	9,886	12,350
Restructuring expense (1)	(334)	1,820
Income (loss) from operations	34,100	(17,967)
Other income, net	6,419	27,397
Interest expense, net	(29,200)	(24,806)
Gain on early extinguishment of debt	1,372	—
Income (loss) before income taxes	12,691	(15,376)
Income tax expense	8,122	9,365
Net income (loss)	4,569	(24,741)
Add: Net (income) attributable to noncontrolling interests	(15)	(700)
Net income (loss) attributable to Cimpress plc	$4,554	$(25,441)
Basic net income (loss) per share attributable to Cimpress plc	$0.17	$(0.97)
Diluted net income (loss) per share attributable to Cimpress plc	$0.17	$(0.97)
Weighted average shares outstanding — basic	26,468,769	26,178,818
Weighted average shares outstanding — diluted	27,079,455	26,178,818
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended September 30,
	2023	2022
Cost of revenue	$167	$193
Technology and development expense	4,209	3,041
Marketing and selling expense	2,218	2,459
General and administrative expense	5,859	4,782
Restructuring expense	—	156

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended September 30,
	2023	2022
Net income (loss)	$4,569	$(24,741)
Other comprehensive income (loss), net of tax:
Foreign currency translation losses, net of hedges	(3,787)	(8,182)
Net unrealized gains on derivative instruments designated and qualifying as cash flow hedges	7,679	16,760
Amounts reclassified from accumulated other comprehensive loss to net income (loss) for derivative instruments	(3,548)	(2,938)
Comprehensive income (loss)	4,913	(19,101)
Add: Comprehensive loss attributable to noncontrolling interests	79	647
Total comprehensive income (loss) attributable to Cimpress plc	$4,992	$(18,454)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2022	44,084	$615	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
Restricted share units vested, net of shares withheld for taxes	112	—	—	—	(2,212)	—	—	(2,212)
Share-based compensation expense	—	—	—	—	10,653	—	—	10,653
Net loss attributable to Cimpress plc	—	—	—	—	—	(25,441)	—	(25,441)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(2,725)	—	(2,725)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	13,822	13,822
Foreign currency translation, net of hedges	—	—	—	—	—		(6,835)	(6,835)
Balance at September 30, 2022	44,196	$615	(17,971)	$(1,363,550)	$509,444	$385,972	$(40,141)	$(507,660)

Balance at June 30, 2023	44,316	$615	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	2	—	—	—	82	—	—	82
Restricted share units vested, net of shares withheld for taxes	236	—	—	—	(8,403)	—	—	(8,403)
Share-based compensation expense	—	—	—	—	12,621	—	—	12,621
Net income attributable to Cimpress plc	—	—	—	—	—	4,554	—	4,554
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(330)	—	(330)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	4,131	4,131
Foreign currency translation, net of hedges	—	—	—	—	—	—	(3,693)	(3,693)
Balance at September 30, 2023	44,554	$615	(17,971)	$(1,363,550)	$543,754	$239,620	$(34,622)	$(614,183)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$4,569	$(24,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,942	40,942
Share-based compensation expense	12,453	10,631
Deferred taxes	(1,118)	(1,024)
Gain on early extinguishment of debt	(1,372)	—
Unrealized gain on derivatives not designated as hedging instruments included in net income (loss)	(6,261)	(14,024)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	1,885	(749)
Other non-cash items	(1,229)	2,158
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(2,209)	(9,460)
Inventory	(401)	(36,434)
Prepaid expenses and other assets	4,214	3,151
Accounts payable	(22,209)	(12,013)
Accrued expenses and other liabilities	13,990	16,312
Net cash provided by (used in) operating activities	42,254	(25,251)
Investing activities
Purchases of property, plant and equipment	(22,565)	(11,758)
Capitalization of software and website development costs	(14,397)	(15,330)
Proceeds from the sale of assets	5,636	122
Purchases of marketable securities	—	(84,030)
Proceeds from maturity of held-to-maturity investments	20,500	9,953
Net cash used in investing activities	(10,826)	(101,043)
Financing activities
Proceeds from borrowings of debt	173	10,000
Payments of debt	(3,784)	(13,256)
Payments for early redemption of 7% Senior Notes due 2026	(19,815)	—
Payments of debt issuance costs	—	(23)
Payments of purchase consideration included in acquisition-date fair value	—	(225)
Payments of withholding taxes in connection with equity awards	(8,404)	(2,212)
Payments of finance lease obligations	(2,768)	(2,412)
Proceeds from issuance of ordinary shares	82	—
Distributions to noncontrolling interests	(549)	(3,652)
Net cash used in financing activities	(35,065)	(11,780)
Effect of exchange rate changes on cash	(1,477)	(6,879)
Net decrease in cash and cash equivalents	(5,114)	(144,953)
Cash and cash equivalents at beginning of period	130,313	277,053
Cash and cash equivalents at end of period	$125,199	$132,100
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Three Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$24,239	$15,060
Income taxes	15,794	4,257
Cash received during the period for:
Interest	3,349	2,074
Non-cash investing and financing activities
Property and equipment acquired under finance leases	386	2,412
Amounts accrued related to property, plant and equipment	6,403	9,500
Amounts accrued related to capitalized software development costs	205	213
Amounts accrued related to business acquisitions	—	8,463
See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically focused collection of businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
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
Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of the recoverability of our long-lived assets and goodwill, estimated useful lives of assets, share-based compensation, and income taxes and related valuation allowances, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.
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
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three months ended September 30, 2023 and 2022.

The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of September 30, 2023 and June 30, 2023.

	September 30, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$13,337	$(143)	$13,194
U.S. government securities	9,276	(80)	9,196
Total held-to-maturity securities	$22,613	$(223)	$22,390

	June 30, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$15,982	$(10)	$15,972
Corporate debt securities	16,298	(190)	16,108
U.S. government securities	6,260	(69)	6,191
Total due within one year or less	38,540	(269)	38,271
Due between one and two years:
Corporate debt securities	1,498	(35)	1,463
U.S. government securities	2,999	(66)	2,933
Total due between one and two years	4,497	(101)	4,396
Total held-to-maturity securities	$43,037	$(370)	$42,667

Other Income, Net
The following table summarizes the components of other income, net:

	Three Months Ended September 30,
	2023	2022
Gains on derivatives not designated as hedging instruments (1)	$8,312	$28,645
Currency-related losses, net (2)	(2,699)	(197)
Other gains (losses)	806	(1,051)
Total other income, net	$6,419	$27,397
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized gains of $2,050 and $14,621 for the three months ended September 30, 2023 and 2022. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related losses, net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, we have a cross-currency swap designated as a cash flow hedge which hedges the remeasurement of an intercompany loan. Refer to Note 4 for additional details relating to this cash flow hedge.

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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2023	2022
Weighted average shares outstanding, basic	26,468,769	26,178,818
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)(2)	610,686	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress plc	27,079,455	26,178,818
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress plc (1)	187,649	2,688,813
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is not included as they are anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three months ended September 30, 2023, the average market price of our ordinary shares was higher than the strike price of the warrants, as such the weighted average dilutive effect of the warrants was 98,319. For the three months ended September 30, 2022, the average market price of our ordinary shares was lower than the strike price of the warrants; therefore, the total 1,055,377 outstanding warrants were considered anti-dilutive.

Share-based Compensation

Total share-based compensation costs were $12,453 and $10,631 for the three months ended September 30, 2023 and 2022, respectively.

During the first quarter of fiscal 2024, we issued PSUs (the "2024 PSUs") as part of our long-term incentive program for team members in our Vista business and central teams. The 2024 PSUs include both a service and performance condition, and the related expense is recognized using an accelerated expense attribution over the requisite service period for each separately vesting portion of the award. The performance condition for these awards is based on one-year financial targets for fiscal year 2024 revenue, adjusted EBITDA, and unlevered free cash flow for Cimpress (for grants to central team members) and Vista (for grants to Vista team members). Actual shares issued for each grant will range from 0% to 160% of the number of 2024 PSUs granted based on the attainment of the performance condition. Share-based compensation expense for these awards will be recognized on an accelerated basis using the grant date fair value and our estimated attainment percentage of the related performance condition. Until the performance condition is measured at the end of fiscal year 2024, changes in the estimated attainment percentages may cause expense volatility since a cumulative expense adjustment will be recognized in the period a change occurs.

Assets Held for Sale

During the first quarter of fiscal 2024, we began marketing our customer service facility located in Montego Bay, Jamaica for sale as part of the ongoing efforts to optimize our real estate footprint with many of our team members in Jamaica operating under a remote-first model. The building is available for immediate sale, and we believe a sale will occur within one year. The plan to sell the asset meets all held-for-sale criteria, which resulted in the reclassification of the building's carrying value of $16,446 from property, plant, and equipment, net to other current assets as of September 30, 2023. The estimated selling price less costs to sell exceeds carrying value as of September 30, 2023, and therefore no loss has been recorded on the asset held for sale.

Recently Issued or Adopted Accounting Pronouncements

Adopted Accounting Standards
Supply Chain Finance Programs
In September 2022, the FASB issued Accounting Standards Update No. 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" (ASU 2022-04), which provides authoritative guidance about expanded disclosure requirements for supply chain finance programs. The new standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to suppliers participating in these programs. The adoption of the new disclosure requirements was effective for the current quarter, except for a rollforward of activity within supply chain finance programs, which is effective as part of our annual disclosures for fiscal year 2025. The adoption of the new standard did not have an impact on our consolidated financial statements.

We facilitate a voluntary supply chain finance program through a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date of the applicable invoice. The decision to sell receivables due from us is at the sole discretion of both the suppliers and the financial institution. Our responsibility is limited to making payment on the terms originally negotiated with each supplier, regardless of whether a supplier participates in the program. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program, we do not receive financial incentives from the suppliers or the financial institution, nor do we reimburse suppliers for any costs they incur for participating in the program. There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution.

All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable as of September 30, 2023 and June 30, 2023 were $49,025 and $44,522, respectively.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$23,949	$—	$23,949	$—
Cross-currency swap contracts	13	—	13	—
Currency forward contracts	4,128	—	4,128	—
Currency option contracts	934	—	934	—
Total assets recorded at fair value	$29,024	$—	$29,024	$—

Liabilities
Currency forward contracts	$(1,545)	$—	$(1,545)	$—
Currency option contracts	(1,505)	—	(1,505)	—
Total liabilities recorded at fair value	$(3,050)	$—	$(3,050)	$—

	June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$19,218	$—	$19,218	$—
Currency forward contracts	2,301	—	2,301	—
Currency option contracts	990	—	990	—
Total assets recorded at fair value	$22,509	$—	$22,509	$—

Liabilities
Cross-currency swap contracts	$(1,777)	$—	$(1,777)	$—
Currency forward contracts	(4,485)	—	(4,485)	—
Currency option contracts	(3,055)	—	(3,055)	—
Total liabilities recorded at fair value	$(9,317)	$—	$(9,317)	$—

During the three months ended September 30, 2023 and year ended June 30, 2023, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
The valuations of the derivatives intended to mitigate our interest rate and currency risks are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves, interest rate volatility, or spot and forward exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2023 and June 30, 2023, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2023 and June 30, 2023, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,621,001 and $1,653,989, respectively, and the fair value was $1,596,312 and $1,604,190, respectively. Our debt at September 30, 2023 includes variable-rate debt instruments indexed to Term SOFR and Euribor that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of September 30, 2023 and June 30, 2023, our held-to-maturity marketable securities were held at an amortized cost of $22,613 and $43,037, respectively, while the fair value was $22,390 and $42,667, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
As of September 30, 2023, we estimate that $6,612 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2024. As of September 30, 2023, we had eleven effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR.
Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2023 (1)	$245,000
Contracts with a future start date	430,000
Total	$675,000
________________________
(1) Based on contracts outstanding as of September 30, 2023, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of September 30, 2023, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income, net as interest payments are accrued or paid, and upon remeasuring the intercompany loan. As of September 30, 2023, we estimate that $1,353 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2024.
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
As of September 30, 2023, we have one intercompany loan designated as a net investment hedge with a total notional amount of $310,270 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2023 and 2022, we experienced volatility within other income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
In most cases, we enter into these currency derivative contracts, for which we do not apply hedge accounting, in order to address the risk for certain currencies where we have a net exposure to adjusted EBITDA, a non-GAAP financial metric. Adjusted EBITDA exposures are our focus for the majority of our mark-to-market currency forward and option contracts because a similar metric is referenced within the debt covenants of our amended and restated senior secured credit agreement (refer to Note 8 for additional information about this agreement). Our most significant net currency exposures by volume are the Euro and the British Pound (GBP). Our adjusted EBITDA hedging approach results in addressing nearly all of our forecasted Euro and GBP net exposures for the upcoming twelve months, with a declining hedged percentage out to twenty-four months. For certain other currencies with a smaller net impact, we hedge nearly all of our forecasted net exposures for the upcoming six months, with a declining hedge percentage out to fifteen months.
As of September 30, 2023, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$651,202	December 2021 through September 2023	Various dates through September 2025	595	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2023 and June 30, 2023. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$23,949	$—	$23,949	Other liabilities	$—	$—	$—
Cross-currency swaps	Other current assets	13	—	13	Other current liabilities	—	—	—
Total derivatives designated as hedging instruments		$23,962	$—	$23,962		$—	$—	$—

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,837	$(1,709)	$4,128	Other current liabilities / other liabilities	$(2,452)	$907	$(1,545)
Currency option contracts	Other current assets / other assets	935	(1)	934	Other current liabilities / other liabilities	(2,186)	681	(1,505)
Total derivatives not designated as hedging instruments		$6,772	$(1,710)	$5,062		$(4,638)	$1,588	$(3,050)

	June 30, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$19,341	$(123)	$19,218	Other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other current liabilities	(1,777)	—	(1,777)
Total derivatives designated as hedging instruments		$19,341	$(123)	$19,218		$(1,777)	$—	$(1,777)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$2,873	$(572)	$2,301	Other current liabilities / other liabilities	$(6,074)	$1,589	$(4,485)
Currency option contracts	Other current assets / other assets	990	—	990	Other current liabilities / other liabilities	(3,055)	—	(3,055)
Total derivatives not designated as hedging instruments		$3,863	$(572)	$3,291		$(9,129)	$1,589	$(7,540)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$6,131	$12,954
Cross-currency swaps	1,548	3,806
Derivatives in net investment hedging relationships
Intercompany loan	5,775	12,951
Currency forward contracts	(1,080)	—
Total	$12,374	$29,711

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$(2,223)	$397	Interest expense, net
Cross-currency swaps	(1,936)	(3,742)	Other income, net
Total before income tax	(4,159)	(3,345)	Income (loss) before income taxes
Income tax	611	407	Income tax expense
Total	$(3,548)	$(2,938)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three months ended September 30, 2023 and 2022 for derivative instruments for which we did not elect hedge accounting.

	Amount of Gain (Loss) Recognized in Net Income (Loss)		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2023	2022
Currency contracts	$8,312	$28,645	Other income, net
Total	$8,312	$28,645
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $4,040 for the three months ended September 30, 2023:

	Gains on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2023	$12,297	$(356)	$(47,001)	$(35,060)
Other comprehensive income before reclassifications	7,679	—	(3,693)	3,986
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	(3,548)	—	—	(3,548)
Net current period other comprehensive income	4,131	—	(3,693)	438
Balance as of September 30, 2023	$16,428	$(356)	$(50,694)	$(34,622)
________________________
(1) Gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2023 and June 30, 2023, the translation adjustment is inclusive of both the unrealized and realized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,079 have been included in accumulated other comprehensive loss as of September 30, 2023 and June 30, 2023. Intercompany loan hedge gains of $47,109 and $38,489 have been included in accumulated other comprehensive loss as of September 30, 2023 and June 30, 2023, respectively.

6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2023 and June 30, 2023 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2023	$295,731	$141,092	$149,797	$194,921	$781,541
Effect of currency translation adjustments (1)	(1,750)	(3,658)	(3,968)	—	(9,376)
Balance as of September 30, 2023	$293,981	$137,434	$145,829	$194,921	$772,165
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2023	June 30, 2023
Compensation costs	$67,519	$74,879
Income and indirect taxes	43,091	53,266
Advertising costs (1)	35,207	16,548
Third party manufacturing and digital content costs	21,492	17,380
Shipping costs	10,726	11,146
Variable compensation incentives	11,473	9,413
Restructuring costs	1,486	7,567
Sales returns	6,795	6,441
Interest payable (2)	12,309	2,847
Professional fees	2,730	2,743
Other	59,991	54,879
Total accrued expenses	$272,819	$257,109
______________________
(1) The increase to accrued advertising costs is largely driven by the timing of invoice processing from third-party vendors and, to a lesser extent, increased spend in preparation for our peak holiday season during the second quarter of our fiscal year.
(2) The increase in interest payable as of September 30, 2023, is due to the interest on our 7.0% Senior Notes Due 2026 being payable semi-annually on June 15 and December 15 of each year. Refer to Note 8 for further detail.
Other current liabilities included the following:

	September 30, 2023	June 30, 2023
Current portion of finance lease obligations	$9,270	$9,938
Short-term derivative liabilities	6,041	9,865
Other	4,803	4,666
Total other current liabilities	$20,114	$24,469
Other liabilities included the following:

	September 30, 2023	June 30, 2023
Long-term finance lease obligations	$28,526	$29,822
Long-term compensation incentives	13,324	22,286
Mandatorily redeemable noncontrolling interest (1)	9,488	12,018
Long-term derivative liabilities	307	1,737
Other	22,023	24,195
Total other liabilities	$73,668	$90,058
______________________
(1) The decrease to mandatorily redeemable noncontrolling interest liabilities is primarily driven by an accretion adjustment of $1,864 recognized as a benefit within interest expense, net in the consolidated statements of operations.

8. Debt

	September 30, 2023	June 30, 2023
7.0% Senior Notes due 2026	$527,135	$548,300
Senior secured credit facility	1,087,383	1,098,613
Other	6,483	7,076
Debt issuance costs and discounts, net of debt premiums	(15,182)	(16,033)
Total debt outstanding, net	1,605,819	1,637,956
Less: short-term debt (1)	10,877	10,713
Long-term debt	$1,594,942	$1,627,243
_____________________
(1) Balances as of September 30, 2023 and June 30, 2023 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,533 and $3,526, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of September 30, 2023, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 7.0% Senior Notes due 2026 ("2026 Notes").
Senior Secured Credit Facility
On May 17, 2021, we entered into a Restated Credit Agreement consisting of the following:
•A senior secured Term Loan B with a maturity date of May 17, 2028 (the “Term Loan B”), consisting of:
◦a $795,000 tranche that currently bears interest at Term SOFR (with a SOFR floor of 0.50%) plus 3.50%, and
◦a €300,000 tranche that currently bears interest at EURIBOR (with a EURIBOR floor of 0%) plus 3.50%; and
•A $250,000 senior secured revolving credit facility with a maturity date of May 17, 2026 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility currently bear interest at Term SOFR (with a SOFR floor of 0%) plus 2.50% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement.
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
As of September 30, 2023, we have borrowings under the Restated Credit Agreement of $1,087,383 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of September 30, 2023.
As of September 30, 2023, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 7.91%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt.
Senior Unsecured Notes
As of September 30, 2023, we have $527,135 in aggregate principal outstanding of our 2026 Notes, which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. During the three months ended September 30, 2023, we purchased an aggregate principal amount of $21,165 for a purchase price of $19,815, as well as the related settlement of unpaid interest, which resulted in the recognition of a gain on the extinguishment of debt of $1,372.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2023 and June 30, 2023, we had $6,483 and $7,076, respectively, outstanding for those obligations that are payable through November 2027.
9. Income Taxes
Our income tax expense was $8,122 and $9,365 for the three months ended September 30, 2023 and 2022, respectively. Tax expense decreased year over year due to various immaterial discrete items in both periods, offset by increased tax on increased profits. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2024 as compared to fiscal 2023 primarily due to forecasted pre-tax profits in fiscal 2024 as compared to a pre-tax loss in fiscal 2023. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.

As of September 30, 2023 we had unrecognized tax benefits of $16,276, including accrued interest and penalties of $1,835. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,585 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $500 to $1,700 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2023 remain open for examination by the U.S. Internal Revenue Service and the years 2015 through 2023 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team own a minority portion of the equity. These noncontrolling interests span multiple businesses and reportable segments.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2023	$10,893	$459
Accretion to redemption value (1)	330	—
Net (loss) income attributable to noncontrolling interests	(96)	111
Distribution to noncontrolling interests	(200)	—
Foreign currency translation	(79)	(15)
Balance as of September 30, 2023	$10,848	$555
_________________
(1) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of changes in the estimated redemption amount to the extent increases do not exceed the estimated fair value.

11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.
As of September 30, 2023, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, Vista Corporate Solutions, and Depositphotos, which together represent a full-service design, digital, and print solution.
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses.
•The Print Group - Includes the results of our Easyflyer, Exaprint, Packstyle, Pixartprinting, and Tradeprint businesses.
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
The expense value of our PSU awards is based on fair value and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within central and corporate costs.
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

	Three Months Ended September 30,
	2023	2022
Revenue:
Vista	$396,647	$369,369
PrintBrothers	152,221	132,699
The Print Group	80,539	76,823
National Pen	87,255	81,666
All Other Businesses	51,800	51,827
Total segment revenue	768,462	712,384
Inter-segment eliminations (1)	(11,168)	(8,969)
Total consolidated revenue	$757,294	$703,415
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended September 30, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$289,055	$—	$—	$52,735	$42,214	$384,004
Europe	85,407	151,542	77,802	27,737	—	342,488
Other	21,890	—	—	1,377	7,535	30,802
Inter-segment	295	679	2,737	5,406	2,051	11,168
Total segment revenue	396,647	152,221	80,539	87,255	51,800	768,462
Less: inter-segment elimination	(295)	(679)	(2,737)	(5,406)	(2,051)	(11,168)
Total external revenue	$396,352	$151,542	$77,802	$81,849	$49,749	$757,294

	Three Months Ended September 30, 2022
	Vista (1)	PrintBrothers	The Print Group	National Pen	All Other	Total (1)
Revenue by Geographic Region:
North America	$273,658	$—	$—	$49,447	$43,292	$366,397
Europe	72,795	132,382	74,991	24,945	—	305,113
Other	22,406	—	—	2,552	6,947	31,905
Inter-segment	510	317	1,832	4,722	1,588	8,969
Total segment revenue	369,369	132,699	76,823	81,666	51,827	712,384
Less: inter-segment elimination	(510)	(317)	(1,832)	(4,722)	(1,588)	(8,969)
Total external revenue	$368,859	$132,382	$74,991	$76,944	$50,239	$703,415
___________________
(1) During fiscal year 2023, we identified an immaterial error in our previously disclosed revenue by geographic area for our Vista reportable segment for the quarter ended September 30, 2022, which understated revenue in North America and Europe, with an offsetting overstatement in the Other geographies. We have corrected the disclosed figures as included herein.

The following table includes segment EBITDA by reportable segment, total income (loss) from operations and total income (loss) before income taxes:

	Three Months Ended September 30,
	2023	2022
Segment EBITDA:
Vista	$74,424	$30,737
PrintBrothers	19,826	14,991
The Print Group	13,608	12,220
National Pen	(8,303)	(1,297)
All Other Businesses	6,458	6,178
Total segment EBITDA	106,013	62,829
Central and corporate costs	(31,780)	(34,578)
Depreciation and amortization	(39,942)	(40,942)
Restructuring-related charges	334	(1,820)
Certain impairments and other adjustments	(525)	(3,456)
Total income (loss) from operations	34,100	(17,967)
Other income, net	6,419	27,397
Interest expense, net	(29,200)	(24,806)
Gain on early extinguishment of debt	1,372	—
Income (loss) before income taxes	$12,691	$(15,376)

	Three Months Ended September 30,
	2023	2022
Depreciation and amortization:
Vista	$14,875	$14,670
PrintBrothers	3,889	4,773
The Print Group	5,822	5,862
National Pen	5,188	5,891
All Other Businesses	4,547	4,516
Central and corporate costs	5,621	5,230
Total depreciation and amortization	$39,942	$40,942

	Three Months Ended September 30,
	2023	2022
Purchases of property, plant and equipment:
Vista	$3,611	$3,124
PrintBrothers	5,152	708
The Print Group	8,496	4,819
National Pen	2,669	1,601
All Other Businesses	2,235	1,068
Central and corporate costs	402	438
Total purchases of property, plant and equipment	$22,565	$11,758

	Three Months Ended September 30,
	2023	2022
Capitalization of software and website development costs:
Vista	$6,640	$6,635
PrintBrothers	457	389
The Print Group	694	490
National Pen	805	588
All Other Businesses	1,187	924
Central and corporate costs	4,614	6,304
Total capitalization of software and website development costs	$14,397	$15,330
The following table sets forth long-lived assets by geographic area:

	September 30, 2023	June 30, 2023
Long-lived assets (1):
United States	$79,768	$83,956
Switzerland	71,417	73,857
Netherlands	62,013	65,547
Canada	55,732	57,328
Italy	39,848	42,377
France	30,361	29,302
Germany	29,553	27,813
Australia	18,642	19,664
Jamaica (2)	1,186	17,834
Other	92,232	86,690
Total	$480,752	$504,368
___________________
(1) Excludes goodwill of $772,165 and $781,541, intangible assets, net of $98,836 and $109,196, deferred tax assets of $12,060 and $12,740 as of September 30, 2023 and June 30, 2023, respectively, as well as marketable securities, non-current of $4,497 as of June 30, 2023.
(2) The decrease in Jamaica's long-lived assets is due to the planned sale of an owned customer service facility as we continue to optimize our real estate footprint with many of these team members operating under a remote-first model, which resulted in the classification of the related assets as held-for-sale as of September 30, 2023, which is presented as part of prepaid expenses and other current assets in the consolidated balance sheets. Refer to Note 2 for additional details.
12. Commitments and Contingencies
Purchase Obligations
At September 30, 2023, we had unrecorded commitments under contract of $285,698, including inventory, third-party fulfillment and digital service purchase commitments of $142,588; third-party cloud services of $65,298; software of $22,240; advertising of $11,264; professional and consulting fees of $7,237; production and computer equipment purchases of $3,556; and other unrecorded purchase commitments of $33,515.
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

During the three months ended September 30, 2023, we recognized benefits to restructuring expense of $334, due to adjustments to our previously estimated restructuring expense for actions taken in our Vista business and central teams during March 2023. We do not expect any additional material charges for these restructuring actions. During the three months ended September 30, 2022, we recognized restructuring expense of $1,820, which included $1,456 in our Vista business, $209 in our National Pen business and $155 in our Central and corporate costs. We do not expect any additional material charges for these restructuring actions.

The following table summarizes the restructuring activity during the three months ended September 30, 2023.

	Severance and Related Benefits	Other Restructuring Costs	Accrued Restructuring Liability
Balance as of June 30, 2023	$7,567	$—	$7,567
Restructuring charges	(359)	25	(334)
Cash payments	(5,715)	—	(5,715)
Non-cash charges	—	(25)	(25)
Foreign currency translation	(7)	—	(7)
Balance as of September 30, 2023	$1,486	$—	$1,486

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, including revenue, profitability, liquidity, and net leverage; future impacts of our March 2023 restructuring; our expectations for the sale of our Jamaica facility; legal proceedings; and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and inflation; our inability to make the investments in our business that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by political instability and war in Ukraine, Israel, or elsewhere; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions, including the possibility of an economic downturn in some or all of our markets; and other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and the documents that we periodically file with the SEC.
Executive Overview
Cimpress is a strategically focused collection of businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
As of September 30, 2023, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
During the current quarter, we revised our adjusted free cash flow definition to include proceeds from the sale of assets, which we believe provides useful information regarding the net cash deployed for the purchase of capital assets by incorporating any cash that is recovered from the subsequent sale of any assets. We have revised all periods presented to incorporate this change.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 follows:

•Revenue increased by 8% to $757.3 million.
•Organic constant-currency revenue increased 4% (a non-GAAP financial measure).
•Operating income increased by $52.1 million to $34.1 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $43.1 million to $88.7 million.
•Diluted net income (loss) per share attributable to Cimpress plc increased to income of $0.17 from a loss of $(0.97) in the prior fiscal year.
•Cash provided by operating activities increased by $67.5 million to $42.3 million.
•Adjusted free cash flow (a non-GAAP financial measure) increased by $63.1 million to $10.9 million.
For the three months ended September 30, 2023, the increase in reported revenue was primarily due to growth across our Vista, PrintBrothers and National Pen reportable segments. Revenue growth in our Vista business was driven by order growth, in particular from new customers, and higher average order values driven by both product mix and pricing. Revenue in our Vista business grew year over year across all product categories, with the fastest growth coming from promotional products, apparel, and gifts (PPAG) while marketing materials, packaging and labels, and signage also showed strong year-over-year growth. Currency exchange fluctuations had a positive effect on revenue growth during the current quarter.
The increase to operating income during the three months ended September 30, 2023 was driven by higher gross profit that benefited from the revenue growth described above, as well as gross margin expansion. The operating income increase also benefited from improved leverage of advertising spend as a percentage of revenue and reduced operating expenses driven by the prior-year cost reduction actions, as well as lower restructuring costs by $2.2 million as a result of actions that were completed during the prior year.
Adjusted EBITDA increased year over year, primarily driven by the operating income growth described above, but the increase was partially offset by a $3.5 million year-over-year net unfavorable currency impact. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA.
Diluted net income (loss) per share attributable to Cimpress plc increased year over year for the three months ended September 30, 2023, primarily due to the operating income increase as described above and a $1.4 million gain on the purchase of a portion of our 2026 Notes during the current quarter, but the increase was partially offset by lower realized and unrealized currency gains caused by exchange rate volatility, as well as higher interest expense driven by an increased weighted-average interest rate.
During the three months ended September 30, 2023, cash from operations increased $67.5 million year over year due primarily to the increase in net income as described above, as well as a favorable shift in working capital outflows of $31.8 million, which was largely driven by the prior-year increases in inventory levels that were intended to minimize availability risk due to supply chain disruptions, which has reversed in the current quarter. This favorable impact was partially offset by higher cash taxes of $11.5 million, due in part to increased prior year assessments in one jurisdiction driven by profitability growth, as well as higher net cash interest payments of $7.9 million.
Adjusted free cash flow increased by $63.1 million for the three months ended September 30, 2023, due to the operating cash flow increase described above, as well as higher proceeds from the sale of assets, primarily driven by the sale of our previously owned manufacturing facility in Japan. These increases were partially offset by higher capitalized expenditures.
Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized products. We also generate revenue, to a much lesser extent (and primarily in our Vista business), from digital services, graphic design services, website design and hosting, and social media marketing services, as well as a small percentage of revenue from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.

Total revenue and revenue growth by reportable segment for the three months ended September 30, 2023 and 2022 are shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2023	2022	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$396,647	$369,369	7%	(1)%	6%	—%	6%
PrintBrothers	152,221	132,699	15%	(9)%	6%	—%	6%
The Print Group	80,539	76,823	5%	(8)%	(3)%	—%	(3)%
National Pen	87,255	81,666	7%	(2)%	5%	—%	5%
All Other Businesses	51,800	51,827	—%	(1)%	(1)%	—%	(1)%
Inter-segment eliminations	(11,168)	(8,969)
Total revenue	$757,294	$703,415	8%	(4)%	4%	—%	4%
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

In thousands	Three Months Ended September 30,
	2023	2022
Cost of revenue	$398,783	$377,735
% of revenue	52.7%	53.7%
For the three months ended September 30, 2023, cost of revenue increased by $21.0 million as compared to the prior year, primarily driven by fluctuations in currency exchange rates of $15.5 million, as well as increased shipping costs year over year due to both volume increases and higher fuel surcharges. Production costs increased year over year due to volume growth and product mix shifts in some of our businesses as well as higher labor costs from the combination of a more competitive labor market and the inflationary environment in many jurisdictions where we operate. These cost increases were partially offset by lower input costs for some key substrates like paper, and savings that resulted from the March 2023 cost reduction actions.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2023	2022
Technology and development expense	$74,330	$74,475
% of revenue	9.8%	10.6%
Marketing and selling expense	$192,188	$200,930
% of revenue	25.4%	28.6%
General and administrative expense	$48,341	$54,072
% of revenue	6.4%	7.7%
Amortization of acquired intangible assets	$9,886	$12,350
% of revenue	1.3%	1.8%
Restructuring expense (1)	$(334)	$1,820
% of revenue	0.0%	0.3%
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
Technology and development expenses decreased by $0.1 million for the three months ended September 30, 2023 as compared to the prior year. The decrease is largely attributable to lower cash compensation costs of $2.0 million, due primarily to cost savings resulting from the March 2023 restructuring actions that reduced headcount, which were partially offset by the effect of our annual merit cycle and market adjustments. This net compensation decrease was partially offset by higher volume-related third-party technology costs due in part to increased customer demand, as well as the increased adoption of customer-facing technologies that are part of the mass customization platform. In addition, amortization expense from capitalized software increased $2.0 million, driven by the higher capitalized asset base.
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
For the three months ended September 30, 2023, marketing and selling expenses decreased by $8.7 million as compared to the prior year. The expense decrease was due to lower compensation costs of $3.2 million due in part to the March 2023 cost reduction actions. Other cost decreases include lower third-party consulting spend, mainly in our Vista business, and lower building costs driven by actions taken over the past year to further optimize our real estate footprint for many of our team members operating under a remote-first model. Advertising spend was also lower by $1.0 million across Cimpress, due to the decrease of advertising spend in our Vista business of $10.2 million driven by lower mid- and upper-funnel spend, which was largely offset by advertising spend increases across our other businesses, most notably driven by an increase in our National Pen business due in part to timing effects of direct mail campaigns.

General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the three months ended September 30, 2023, general and administrative expenses decreased by $5.7 million as compared to the prior year. The decrease was driven by the nonrecurrence of $2.4 million of expense related to the prior-year termination of one of our leased office locations as we've continued to optimize our real estate footprint with many of our team members operating under a remote-first model, as well as the reduction of third-party consulting spend. The exit of our business in China during fiscal year 2023 also decreased our general and administrative expenses by $0.7 million versus the prior year.
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
The following table summarizes the components of other income, net:

In thousands	Three Months Ended September 30,
	2023	2022
Gains on derivatives not designated as hedging instruments	$8,312	$28,645
Currency-related losses, net	(2,699)	(197)
Other gains (losses)	806	(1,051)
Total other income, net	$6,419	$27,397
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
We experienced currency-related net losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. Gains on the revaluation of non-functional currency debt and on a cross-currency swap contract designated as a cash flow hedge are included in our currency-related losses, net, offsetting the impact of certain non-functional currency intercompany relationships.
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
Interest expense, net increased by $4.4 million during the three months ended September 30, 2023 as compared to the prior year, primarily due to a higher weighted-average interest rate (net of interest rate swaps) and partially offset by an increase in interest income earned on our cash and marketable securities of $1.2 million.

Income tax expense

In thousands	Three Months Ended September 30,
	2023	2022
Income tax expense	$8,122	$9,365
Effective tax rate	64.0%	(60.9)%

Income tax expense for the three months ended September 30, 2023 decreased versus the prior comparative period due to various immaterial discrete items in both periods, offset by increased tax on increased profits as we reported pre-tax income for the three months ended September 30, 2023 and a pre-tax loss in the prior comparative period.

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
Vista

In thousands	Three Months Ended September 30,
	2023	2022	2023 vs. 2022
Reported Revenue	$396,647	$369,369	7%
Segment EBITDA	74,424	30,737	142%
% of revenue	19%	8%

Segment Revenue
Vista's reported revenue growth for the three months ended September 30, 2023 was positively affected by a currency impact of 1%, and constant-currency revenue growth was 6%. The constant-currency growth was reduced by higher backlog versus the prior year of approximately $4.3 million that we expect to benefit revenue throughout the remainder of the fiscal year. Overall revenue growth was driven by approximately even contribution from order growth and higher average order values from both product mix and pricing. Revenue grew across product categories with the fastest growth continuing in the promotional products, apparel, and gifts (PPAG) category, while marketing materials, packaging and labels, and signage all grew strongly year over year.
Segment Profitability
For the three months ended September 30, 2023, segment EBITDA increased by $43.7 million, due in part to gross profit growth as a result of the revenue growth described above, diminishing effects of inflationary pressure on key input costs and the benefit of cost reduction actions implemented in March 2023. These collective benefits also resulted in stronger gross margins versus the prior year that was offset in part by unfavorable product mix changes from a gross margin perspective, since the fastest growth was in product categories like PPAG that have lower gross margins despite higher average order values. Vista benefited from $10.2 million of lower advertising costs as compared to the prior-year period, a result of improved advertising efficiencies and lower spend in mid- and upper- funnel channels in which we were conducting heavy testing last year. Operating expenses, excluding the effect of restructuring costs which do not impact segment EBITDA, decreased $15.1 million primarily due to savings resulting from cost reduction actions implemented in March 2023, partially offset by the effect of merit increases. Changes in currency exchange rates had a slightly positive impact year over year.
PrintBrothers

In thousands	Three Months Ended September 30,
	2023	2022	2023 vs. 2022
Reported Revenue	$152,221	$132,699	15%
Segment EBITDA	19,826	14,991	32%
% of revenue	13%	11%
Segment Revenue
PrintBrothers' reported revenue growth for the three months ended September 30, 2023 was positively affected by currency impacts of 9%, resulting in an increase to revenue on a constant-currency basis of 6%. Constant currency growth was driven primarily by continued order volume growth in the segment's largest business, and to a lesser extent from pricing improvements.
Segment Profitability
PrintBrothers' segment EBITDA for the three months ended September 30, 2023 grew year over year, driven by the constant-currency revenue growth described above, as well as gross margin expansion which benefited from favorable product mix shifts, as well as operating expense efficiencies. Currency exchange fluctuations positively impacted segment EBITDA year over year by $1.5 million.
The Print Group

In thousands	Three Months Ended September 30,
	2023	2022	2023 vs. 2022
Reported Revenue	$80,539	$76,823	5%
Segment EBITDA	13,608	12,220	11%
% of revenue	17%	16%
Segment Revenue
The Print Group's reported revenue for the three months ended September 30, 2023 was positively affected by a currency impact of 8%, resulting in a decrease to revenue on a constant-currency basis of 3%. Constant-currency revenue decline was negatively impacted by the non-recurrence of a prior-year revenue benefit of $2.0 million from a change in commercial terms. Excluding this item, constant-currency revenue growth would have been flat. Revenue from reseller customer channels declined and this was offset by growth in direct customer channels and favorable product mix shifts.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three months ended September 30, 2023 as compared to the prior year was largely driven by gross profit growth as gross margins expanded materially, benefiting from a reduction in key input costs such as materials, shipping, and utilities, as well as improved manufacturing efficiencies. Currency exchange fluctuations positively impacted segment EBITDA year over year by $1.0 million.

National Pen

In thousands	Three Months Ended September 30,
	2023	2022	2023 vs. 2022
Reported Revenue	$87,255	$81,666	7%
Segment EBITDA	(8,303)	(1,297)	(540)%
% of revenue	(10)%	(2)%
Segment Revenue
For the three months ended September 30, 2023, National Pen's revenue growth was positively affected by currency impacts of 2%, resulting in constant-currency revenue growth of 5%. Constant-currency revenue growth was dampened by a prior-year revenue benefit of $2.2 million due to a change in customer terms that impacted the timing of revenue recognition, as well as revenue growth headwinds from the prior-year exit from the Japanese market of $1.7 million. National Pen continued to deliver strong growth in its e-commerce channel and from fulfillment for other Cimpress businesses.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three months ended September 30, 2023 was driven by the aforementioned revenue impacts, higher external marketing spend and the impact of currency changes. National Pen's direct mail advertising is expensed earlier than the related revenue, and therefore we expect a portion of the higher spend to benefit revenue during the second quarter of the current fiscal year. Currency exchange fluctuations negatively impacted segment EBITDA year over year by $1.8 million.
All Other Businesses

In thousands	Three Months Ended September 30,
	2023	2022	2023 vs. 2022
Reported Revenue	$51,800	$51,827	—%
Segment EBITDA	6,458	6,178	5%
% of revenue	12%	12%
This segment includes BuildASign, which is a larger and profitable business, and Printi, an early-stage business that we have managed at a relatively modest operating loss as previously described and planned.
Segment Revenue
All Other Businesses' constant-currency revenue decreased by 1% during the three months ended September 30, 2023. BuildASign generates the majority of revenue in this segment, and revenue declined slightly year over year as real estate signage product sales were down, driven by exposure to trends in the U.S. real estate market. Other signage products grew in this business. Printi delivered revenue growth across product lines and channels supported by price increases implemented over the past year.
Segment Profitability
The increase in segment EBITDA for the three months ended September 30, 2023, as compared to the prior year, was primarily due to the fiscal year 2023 exit of our business in China, which drove a small loss in the year-ago period.
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
Central and corporate costs decreased by $2.8 million during the three months ended September 30, 2023 as compared to the prior year's first quarter, driven by lower compensation costs due to savings from the March 2023 cost reduction actions, as well as lower third-party consulting spend.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$42,254	$(25,251)
Net cash used in investing activities	(10,826)	(101,043)
Net cash used in financing activities	(35,065)	(11,780)
The cash flows during the three months ended September 30, 2023 related primarily to the following items:
Cash inflows:
•Net income of $4.6 million
•Adjustments for non-cash items of $44.3 million primarily related to adjustments for depreciation and amortization of $39.9 million, share-based compensation costs of $12.5 million, partially offset by unrealized currency-related gains of $4.4 million and deferred taxes of $1.1 million
•Proceeds from the maturity of held-to-maturity securities of $20.5 million
•Proceeds from the sale of assets of $5.6 million, which primarily included proceeds from the sale of our Japanese manufacturing facility following our prior year exit from the Japanese market.
Cash outflows:
•Capital expenditures of $22.6 million, of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Internal and external costs of $14.4 million for software and website development that we have capitalized
•Total outflow from net working capital of $6.6 million, primarily due to timing impacts from unfavorable changes to accounts payable
•Purchases of a portion of our 2026 Notes of $19.8 million. Refer to Note 8 in the accompanying consolidated financial statements for additional details.
•Payment of withholding taxes in connection with share awards of $8.4 million, primarily driven by the annual vesting of share grants during August 2023
•Repayments of debt, net of proceeds from borrowings, of $3.6 million
•Payments for finance lease arrangements of $2.8 million
Additional Liquidity and Capital Resources Information. At September 30, 2023, we had $125.2 million of cash and cash equivalents, $22.6 million of marketable securities, and $1,621.0 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three months ended September 30, 2023, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow, and borrowings under our debt arrangements.

We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the first quarter of fiscal 2024, we allocated $19.8 million of capital toward the purchase of a portion of our 2026 Notes. We expect to continue reducing our net leverage through fiscal year 2024. Beyond fiscal year 2024, we expect to have the flexibility to opportunistically deploy capital that enhances our intrinsic value per share even while maintaining leverage similar to or below our pre-pandemic levels.
Supply Chain Financing Program. As part of our ongoing efforts to manage our liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We facilitate a voluntary supply chain finance program through a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date of the applicable invoice. The decision to sell receivables due from us is at the sole discretion of both the suppliers and the financial institution. Our responsibility is limited to making payment on the terms originally negotiated with each supplier, regardless of whether a supplier participates in the program. We do not believe there is a risk that our payment terms will be shortened in the near future. Refer to Note 2 of the accompanying consolidated financial statements for additional information.
Indefinitely Reinvested Earnings. As of September 30, 2023, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $70.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at September 30, 2023 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$82,031	$21,336	$27,126	$14,848	$18,721
Purchase commitments	285,698	218,404	43,461	12,833	11,000
2026 Notes and interest payments	637,833	36,899	600,934	—	—
Senior secured credit facility and interest payments (2)	1,466,500	96,659	188,851	1,180,990	—
Other debt	6,483	3,287	2,910	286	—
Finance leases, net of subleases (1)	33,916	7,839	8,793	4,577	12,707
Total (3)	$2,512,461	$384,424	$872,075	$1,213,534	$42,428
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.1 million as of September 30, 2023 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $1.5 million in the aggregate outstanding as of September 30, 2023.
Purchase Commitments. At September 30, 2023, we had unrecorded commitments under contract of $285.7 million. Purchase commitments consisted of third-party fulfillment and digital services of $142.6 million; third-party cloud services of $65.3 million; software of $22.2 million; advertising of $11.3 million; commitments for professional and consulting fees of $7.2 million; production and computer equipment purchases of $3.6 million; and other commitments of $33.5 million.

Senior Secured Credit Facility and Interest Payments. As of September 30, 2023, we have borrowings under our Restated Credit Agreement of $1,087.4 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million Revolving Credit Facility with a maturity date of May 17, 2026, under our Restated Credit Agreement, has $244.2 million unused as of September 30, 2023. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of September 30, 2023 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. The LIBOR sunset occurred on June 30, 2023, and, under the terms of our Restated Credit Agreement, our benchmark rate transitioned to Term SOFR in July 2023.
2026 Notes and Interest Payments. Our $527.1 million 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. During the three months ended September 30, 2023, we purchased an aggregate principal amount of $21,165 for a purchase price of $19,815, as well as the related settlement of unpaid interest, which resulted in the recognition of a gain on the extinguishment of debt of $1,372.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2026 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of September 30, 2023, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2023, we had $6.5 million outstanding for those obligations that have repayments due on various dates through November 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2023 is $28.7 million, net of accumulated depreciation of $36.2 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2023 amounts to $37.8 million.
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
Adjusted free cash flow is the primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress-wide. During the current quarter, we revised our adjusted free cash flow definition to include proceeds from the sale of assets, which we believe provides useful information regarding the net cash deployed for the purchase of capital assets by incorporating any cash that is recovered from the subsequent sale of any assets. We have revised all periods presented to incorporate this change.
Adjusted free cash flow is defined as net cash provided by operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs that are included in net cash used in investing activities, plus the proceeds from sale of assets, payment of contingent consideration in excess of acquisition-date fair value, and gains on proceeds from insurance that are included in net cash provided by operating activities, if any. We use this cash flow metric because we believe that this methodology can provide useful supplemental information to help investors better understand our ability to generate cash flow after considering certain investments required to maintain or grow our business, as well as eliminate the impact of certain cash flow items presented as operating cash flows that we do not believe reflect the cash flow generated by the underlying business.
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
The table below sets forth operating income and adjusted EBITDA for the three months ended September 30, 2023 and 2022:

In thousands	Three Months Ended September 30,
	2023	2022
GAAP operating income (loss)	$34,100	$(17,967)
Exclude expense (benefit) impact of:
Depreciation and amortization	39,942	40,942
Share-based compensation expense	12,453	10,475
Certain impairments and other adjustments	525	3,456
Restructuring-related charges	(334)	1,820
Realized gains on currency derivatives not included in operating income (loss) (1)	2,050	6,869
Adjusted EBITDA	$88,736	$45,595
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by (used in) operating activities and adjusted free cash flow for the three months ended September 30, 2023 and 2022:

In thousands	Three Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$42,254	$(25,251)
Purchases of property, plant and equipment	(22,565)	(11,758)
Capitalization of software and website development costs	(14,397)	(15,330)
Proceeds from the sale of assets (1)	5,636	122
Adjusted free cash flow (1)	$10,928	$(52,217)
_________________
(1) During the current quarter, we revised our adjusted free cash flow definition to include proceeds from the sale of assets. We have revised all periods presented to incorporate this change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of September 30, 2023, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2023, we had $1,087.4 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2023, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of September 30, 2023, would result in a $8.6 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our (loss) income before income taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $4.0 million on our income (loss) before income taxes for the three months ended September 30, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors we disclosed in our Form 10-K for the fiscal year ended June 30, 2023.
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1	Form of Performance-Based Restricted Share Unit Agreement based on fiscal year 2024 Cimpress financial performance under the 2020 Equity Incentive Plan
10.2	Form of Performance-Based Restricted Share Unit Agreement based on fiscal year 2024 Vista financial performance under the 2020 Equity Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 26, 2023                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)