Form 10-Q
period 2023-12-31
CIMPRESS plc
filed 2024-02-01
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 29, 2024, there were 26,636,591 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$274,208	$130,313
Marketable securities	17,239	38,540
Accounts receivable, net of allowances of $7,470 and $6,630, respectively	63,222	67,353
Inventory	104,635	107,835
Prepaid expenses and other current assets	118,730	96,986
Total current assets	578,034	441,027
Property, plant and equipment, net	276,901	287,574
Operating lease assets, net	69,228	76,776
Software and website development costs, net	97,822	95,315
Deferred tax assets	11,773	12,740
Goodwill	790,967	781,541
Intangible assets, net	90,617	109,196
Marketable securities, non-current	—	4,497
Other assets	32,647	46,193
Total assets	$1,947,989	$1,854,859
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$343,997	$285,784
Accrued expenses	265,461	257,109
Deferred revenue	45,113	44,698
Short-term debt	11,083	10,713
Operating lease liabilities, current	20,403	22,559
Other current liabilities	21,649	24,469
Total current liabilities	707,706	645,332
Deferred tax liabilities	44,611	47,351
Long-term debt	1,600,942	1,627,243
Operating lease liabilities, non-current	51,550	56,668
Other liabilities	81,704	90,058
Total liabilities	2,486,513	2,466,652
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	13,392	10,893
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,604,367 and 44,315,855 shares issued, respectively; 26,633,120 and 26,344,608 shares outstanding, respectively	621	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	560,019	539,454
Retained earnings	297,590	235,396
Accumulated other comprehensive loss	(47,223)	(35,060)
Total shareholders’ deficit attributable to Cimpress plc	(552,543)	(623,145)
Noncontrolling interests (Note 10)	627	459
Total shareholders' deficit	(551,916)	(622,686)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,947,989	$1,854,859
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$921,363	$845,202	$1,678,657	$1,548,617
Cost of revenue (1)	463,423	455,393	862,206	833,128
Technology and development expense (1)	79,961	77,723	154,291	152,198
Marketing and selling expense (1)	211,843	205,148	404,031	406,078
General and administrative expense (1)	48,793	49,791	97,134	103,863
Amortization of acquired intangible assets	9,181	12,362	19,067	24,712
Restructuring expense (1)	483	11,207	149	13,027
Income from operations	107,679	33,578	141,779	15,611
Other (expense) income, net	(391)	(17,392)	6,028	10,005
Interest expense, net	(30,588)	(28,597)	(59,788)	(53,403)
Gain on early extinguishment of debt	349	—	1,721	—
Income (loss) before income taxes	77,049	(12,411)	89,740	(27,787)
Income tax expense	16,795	126,129	24,917	135,494
Net income (loss)	60,254	(138,540)	64,823	(163,281)
Add: Net (income) attributable to noncontrolling interests	(2,149)	(1,460)	(2,164)	(2,160)
Net income (loss) attributable to Cimpress plc	$58,105	$(140,000)	$62,659	$(165,441)
Basic net income (loss) per share attributable to Cimpress plc	$2.18	$(5.34)	$2.36	$(6.31)
Diluted net income (loss) per share attributable to Cimpress plc	$2.14	$(5.34)	$2.31	$(6.31)
Weighted average shares outstanding — basic	26,609,929	26,234,747	26,539,349	26,206,782
Weighted average shares outstanding — diluted	27,179,073	26,234,747	27,129,264	26,206,782
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$229	$176	$396	$369
Technology and development expense	5,700	4,267	9,909	7,308
Marketing and selling expense	3,089	1,752	5,307	4,211
General and administrative expense	8,631	5,352	14,490	10,134
Restructuring expense	—	493	—	649

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$60,254	$(138,540)	$64,823	$(163,281)
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains, net of hedges	(2,053)	11,120	(5,840)	2,938
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(10,271)	(5,649)	(2,592)	11,111
Amounts reclassified from accumulated other comprehensive loss to net income (loss) for derivative instruments	55	3,136	(3,493)	198
Comprehensive income (loss)	47,985	(129,933)	52,898	(149,034)
Add: Comprehensive (income) loss attributable to noncontrolling interests	(2,481)	2,015	(2,402)	2,662
Total comprehensive income (loss) attributable to Cimpress plc	$45,504	$(127,918)	$50,496	$(146,372)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2022	44,084	$615	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
Restricted share units vested, net of shares withheld for taxes	112	—	—	—	(2,212)	—	—	(2,212)
Share-based compensation expense	—	—	—	—	10,653	—	—	10,653
Net loss attributable to Cimpress plc	—	—	—	—	—	(25,441)	—	(25,441)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(2,725)	—	(2,725)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	13,822	13,822
Foreign currency translation, net of hedges	—	—	—	—	—		(6,835)	(6,835)
Balance at September 30, 2022	44,196	$615	(17,971)	$(1,363,550)	$509,444	$385,972	$(40,141)	$(507,660)
Restricted share units vested, net of shares withheld for taxes	15	—			(158)	—	—	(158)
Share-based compensation expense	—	—	—	—	12,245		—	12,245
Net loss attributable to Cimpress plc	—	—	—	—	—	(140,000)	—	(140,000)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	10,180	—	10,180
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(2,513)	(2,513)
Foreign currency translation, net of hedges	—	—	—	—	—	—	14,595	14,595
Balance at December 31, 2022	44,211	$615	(17,971)	$(1,363,550)	$521,531	$256,152	$(28,059)	$(613,311)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2023	44,316	$615	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	2	—	—	—	82	—	—	82
Restricted share units vested, net of shares withheld for taxes	236	—			(8,403)	—	—	(8,403)
Share-based compensation expense	—	—	—	—	12,621	—	—	12,621
Net income attributable to Cimpress plc	—	—	—	—	—	4,554	—	4,554
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(330)	—	(330)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	4,131	4,131
Foreign currency translation, net of hedges	—	—	—	—	—	—	(3,693)	(3,693)
Balance at September 30, 2023	44,554	$615	(17,971)	$(1,363,550)	$543,754	$239,620	$(34,622)	$(614,183)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	6	—	—	6
Restricted share units vested, net of shares withheld for taxes	50	6			(1,792)	—	—	(1,786)
Share-based compensation expense	—	—	—	—	18,051	—	—	18,051
Net income attributable to Cimpress plc	—	—	—	—	—	58,105	—	58,105
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(135)	—	(135)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(10,216)	(10,216)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(2,385)	(2,385)
Balance at December 31, 2023	44,604	$621	(17,971)	$(1,363,550)	$560,019	$297,590	$(47,223)	$(552,543)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2023	2022
Operating activities
Net income (loss)	$64,823	$(163,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,031	81,816
Share-based compensation expense	30,102	22,671
Deferred taxes	(2,115)	116,927
Gain on early extinguishment of debt	(1,721)	—
Unrealized loss on derivatives not designated as hedging instruments included in net income (loss)	4,868	25,897
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(10,663)	(4,982)
Other non-cash items	(770)	11,908
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,521	(5,465)
Inventory	5,309	(26,249)
Prepaid expenses and other assets	881	(13,176)
Accounts payable	55,017	10,960
Accrued expenses and other liabilities	(10,083)	(1,151)
Net cash provided by operating activities	217,200	55,875
Investing activities
Purchases of property, plant and equipment	(33,955)	(26,490)
Business acquisitions, net of cash acquired	—	(498)
Capitalization of software and website development costs	(28,344)	(29,246)
Proceeds from the sale of assets	5,988	1,365
Purchases of marketable securities	—	(84,030)
Proceeds from maturity of held-to-maturity investments	25,916	32,330
Net cash used in investing activities	(30,395)	(106,569)
Financing activities
Proceeds from borrowings of debt	520	10,000
Payments of debt	(7,675)	(16,586)
Payments for early redemption of 7% Senior Notes due 2026	(24,471)	—
Payments of debt issuance costs	—	(51)
Payments of purchase consideration included in acquisition-date fair value	—	(225)
Payments of withholding taxes in connection with equity awards	(10,188)	(2,370)
Payments of finance lease obligations	(4,880)	(4,264)
Purchase of noncontrolling interests	—	(95,567)
Proceeds from issuance of ordinary shares	88	—
Distributions to noncontrolling interests	(549)	(3,652)
Net cash used in financing activities	(47,155)	(112,715)
Effect of exchange rate changes on cash	4,245	1,765
Change in cash held for sale	—	(4,130)
Net increase (decrease) in cash and cash equivalents	143,895	(165,774)
Cash and cash equivalents at beginning of period	130,313	277,053
Cash and cash equivalents at end of period	$274,208	$111,279
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$66,646	$50,820
Income taxes	26,434	11,166
Cash received during the period for:
Interest	6,165	5,028
Non-cash investing and financing activities
Property and equipment acquired under finance leases	2,209	8,643
Amounts accrued related to property, plant and equipment	6,561	9,903
Amounts accrued related to capitalized software development costs	189	82
Amounts accrued related to business acquisitions	—	6,838
See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically focused collection of businesses that specialize in print mass customization, through which we deliver large volumes of individually small-sized customized orders of printed materials and related products. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
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
Marketable Securities
We hold certain investments that are classified as held-to-maturity as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S. Treasury securities, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium-term notes. We invest in securities with a remaining maturity of two years or less. As the investments are classified as held-to-maturity, they are recorded at amortized cost and interest income is recorded as it is earned within interest expense, net.
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three and six months ended December 31, 2023 and 2022.

The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of December 31, 2023 and June 30, 2023.

	December 31, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$12,247	$(58)	$12,189
U.S. government securities	4,992	(33)	4,959
Total held-to-maturity securities	$17,239	$(91)	$17,148

	June 30, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$15,982	$(10)	$15,972
Corporate debt securities	16,298	(190)	16,108
U.S. government securities	6,260	(69)	6,191
Total due within one year or less	38,540	(269)	38,271
Due between one and two years:
Corporate debt securities	1,498	(35)	1,463
U.S. government securities	2,999	(66)	2,933
Total due between one and two years	4,497	(101)	4,396
Total held-to-maturity securities	$43,037	$(370)	$42,667

Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
(Losses) gains on derivatives not designated as hedging instruments (1)	$(13,668)	$(24,196)	$(5,356)	$4,449
Currency-related gains, net (2)	13,062	6,227	10,363	6,030
Other gains (losses)	215	577	1,021	(474)
Total other (expense) income, net	$(391)	$(17,392)	$6,028	$10,005
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized losses of $2,539 and $488 for the three and six months ended December 31, 2023, respectively, and gains of $16,368 and $30,988 for the three and six months ended December 31, 2022, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Weighted average shares outstanding, basic	26,609,929	26,234,747	26,539,349	26,206,782
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)(2)	569,144	—	589,915	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress plc	27,179,073	26,234,747	27,129,264	26,206,782
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress plc (1)	192,204	3,286,936	189,927	2,987,875
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is excluded from shares used in computed diluted net income (loss) per share as it is anti-dilutive. Any equity awards that have a performance condition are not included in dilutive or anti-dilutive shares until the performance condition is met.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and six months ended December 31, 2023, the average market price of our ordinary shares was higher than the strike price of the warrants, as such the weighted average dilutive effect of the warrants was 146,506 and 122,412, respectively. For the three and six months ended December 31, 2022, the average market price of our ordinary shares was lower than the strike price of the warrants; therefore, the total 1,055,377 outstanding warrants were considered anti-dilutive.

Share-based Compensation

Total share-based compensation costs were $17,649 and $30,102 for the three and six months ended December 31, 2023, respectively, as compared to $12,040 and $22,671 for the three and six months ended December 31, 2022.

During the first half of fiscal year 2024, we issued PSUs (the "2024 PSUs") as part of our long-term incentive program. The 2024 PSUs include both a service and performance condition, and the related expense is recognized using an accelerated expense attribution over the requisite service period for each separately vesting portion of the award. The performance condition for these awards is based on one-year financial targets for fiscal year 2024 revenue, adjusted EBITDA, and unlevered free cash flow. Actual shares issued for each grant will range from 0% to 160% of the number of 2024 PSUs granted based on the attainment of the performance condition. Share-based compensation expense for these awards will be recognized on an accelerated basis using the grant date fair value and our estimated attainment percentage of the related performance condition. Until the performance condition is measured during the first fiscal quarter following the end of fiscal year 2024, changes in the estimated attainment percentages may cause expense volatility since a cumulative expense adjustment will be recognized in the period a change occurs.

Assets Held for Sale

During the first quarter of fiscal year 2024, we began marketing our customer service facility located in Montego Bay, Jamaica for sale as part of the ongoing efforts to optimize our real estate footprint with many of our team members in Jamaica operating under a remote-first model. As such, we continue to classify the facility as held for sale, which has a carrying value of $16,595 recognized within prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2023. We have not recognized any losses on the planned sale of these assets, since the expected sale price less selling costs remains above the carrying value.

Recently Issued or Adopted Accounting Pronouncements

Adopted Accounting Standards
Supply Chain Finance Programs
In September 2022, the FASB issued Accounting Standards Update No. 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" (ASU 2022-04), which provides authoritative guidance about expanded disclosure requirements for supply chain finance programs. The new standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to suppliers participating in these programs. The adoption of the new disclosure requirements was effective for the current quarter, except for a rollforward of activity within supply chain finance programs, which is effective as part of our annual disclosures for fiscal year 2025. The adoption of the new standard did not have an impact on our consolidated financial statements.

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

All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of December 31, 2023 and June 30, 2023 were $55,777 and $44,522, respectively.

Accounting Standards to be Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09), which provides authoritative guidance about expanded annual disclosure requirements for the income tax rate reconciliation and income taxes paid by jurisdiction. The expanded disclosure requirements will be effective starting with our annual report for the fiscal year ending June 30, 2026. Early adoption is permitted, but we do not intend to early adopt this standard.
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which requires enhanced disclosures about significant segment expenses and introduces a reconciliation between segment revenue and segment profitability metrics. The expanded disclosure requirements will be effective starting with our annual report for the fiscal year ending June 30, 2025, as well as each interim period thereafter. Early adoption is permitted, but we do not intend to early adopt this standard.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$14,362	$—	$14,362	$—
Currency forward contracts	89	—	89	—
Total assets recorded at fair value	$14,451	$—	$14,451	$—

Liabilities
Cross-currency swap contracts	$(2,456)	$—	$(2,456)	$—
Currency forward contracts	(4,761)	—	(4,761)	—
Currency option contracts	(4,445)	—	(4,445)	—
Total liabilities recorded at fair value	$(11,662)	$—	$(11,662)	$—

	June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$19,218	$—	$19,218	$—
Currency forward contracts	2,301	—	2,301	—
Currency option contracts	990	—	990	—
Total assets recorded at fair value	$22,509	$—	$22,509	$—

Liabilities
Cross-currency swap contracts	$(1,777)	$—	$(1,777)	$—
Currency forward contracts	(4,485)	—	(4,485)	—
Currency option contracts	(3,055)	—	(3,055)	—
Total liabilities recorded at fair value	$(9,317)	$—	$(9,317)	$—

During the six months ended December 31, 2023 and year ended June 30, 2023, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of December 31, 2023 and June 30, 2023, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2023 and June 30, 2023, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,626,325 and $1,653,989, respectively, and the fair value was $1,625,473 and $1,604,190, respectively. Our debt at December 31, 2023 includes variable-rate debt instruments indexed to Term SOFR and Euribor that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2023 and June 30, 2023, our held-to-maturity marketable securities were held at an amortized cost of $17,239 and $43,037, respectively, while the fair value was $17,148 and $42,667, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
As of December 31, 2023, we estimate that $4,356 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2024. As of December 31, 2023, we had eleven effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR.
Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2023 (1)	$245,000
Contracts with a future start date	430,000
Total	$675,000
________________________
(1) Based on contracts outstanding as of December 31, 2023, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of December 31, 2023, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid, and upon remeasuring the intercompany loan. As of December 31, 2023, we estimate that $809 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2024.
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
As of December 31, 2023, we have one intercompany loan designated as a net investment hedge with a total notional amount of $323,242 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2023 and 2022, we experienced volatility within other (expense) income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
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
As of December 31, 2023, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$626,697	March 2022 through December 2023	Various dates through December 2025	608	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2023 and June 30, 2023. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$14,622	$(260)	$14,362	Other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other current liabilities	(2,456)	—	$(2,456)
Total derivatives designated as hedging instruments		$14,622	$(260)	$14,362		$(2,456)	$—	$(2,456)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$186	$(97)	$89	Other current liabilities / other liabilities	$(6,534)	$1,773	$(4,761)
Currency option contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(4,445)	—	(4,445)
Total derivatives not designated as hedging instruments		$186	$(97)	$89		$(10,979)	$1,773	$(9,206)

	June 30, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$19,341	$(123)	$19,218	Other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other current liabilities	(1,777)	—	(1,777)
Total derivatives designated as hedging instruments		$19,341	$(123)	$19,218		$(1,777)	$—	$(1,777)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$2,873	$(572)	$2,301	Other current liabilities / other liabilities	$(6,074)	$1,589	$(4,485)
Currency option contracts	Other current assets / other assets	990	—	990	Other current liabilities / other liabilities	(3,055)	—	(3,055)
Total derivatives not designated as hedging instruments		$3,863	$(572)	$3,291		$(9,129)	$1,589	$(7,540)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$(8,081)	$(1,266)	$(1,950)	$11,688
Cross-currency swaps	(2,190)	(4,383)	(642)	(577)
Derivatives in net investment hedging relationships
Intercompany loan	(9,319)	(18,636)	(3,545)	(5,684)
Currency forward contracts	—	—	(1,080)	—
Total	$(19,590)	$(24,285)	$(7,217)	$5,427
The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2023 and 2022:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$(2,274)	$(1,089)	$(4,496)	$(692)	Interest expense, net
Cross-currency swaps	2,230	4,606	294	864	Other (expense) income, net
Total before income tax	(44)	3,517	(4,202)	172	Income (loss) before income taxes
Income tax	98	(381)	709	26	Income tax expense
Total	$54	$3,136	$(3,493)	$198

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and six months ended December 31, 2023 and 2022 for derivative instruments for which we did not elect hedge accounting.

	Amount of Gain (Loss) Recognized in Net Income (Loss)				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Currency contracts	$(13,668)	$(24,196)	$(5,356)	$4,449	Other (expense) income, net
Total	$(13,668)	$(24,196)	$(5,356)	$4,449
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $464 for the six months ended December 31, 2023:

	Gains on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2023	$12,297	$(356)	$(47,001)	$(35,060)
Other comprehensive income before reclassifications	(2,592)	—	(6,078)	(8,670)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	(3,493)	—	—	(3,493)
Net current period other comprehensive loss	(6,085)	—	(6,078)	(12,163)
Balance as of December 31, 2023	$6,212	$(356)	$(53,079)	$(47,223)
________________________
(1) Gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2023 and June 30, 2023, the translation adjustment is inclusive of both the unrealized and realized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,079 have been included in accumulated other comprehensive loss as of December 31, 2023 and June 30, 2023. Intercompany loan hedge gains of $33,199 and $38,489 have been included in accumulated other comprehensive loss as of December 31, 2023 and June 30, 2023, respectively.
6. Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2023 and June 30, 2023 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2023	$295,731	$141,092	$149,797	$194,921	$781,541
Effect of currency translation adjustments (1)	4,120	2,778	2,528	—	9,426
Balance as of December 31, 2023	$299,851	$143,870	$152,325	$194,921	$790,967
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2023	June 30, 2023
Compensation costs	$72,897	$74,879
Income and indirect taxes (1)	60,893	53,266
Advertising costs (1)	23,141	16,548
Third party manufacturing and digital content costs (1)	20,713	17,380
Shipping costs (1)	15,294	11,146
Variable compensation incentives	7,971	9,413
Sales returns	6,175	6,441
Interest payable	3,336	2,847
Professional fees	2,532	2,743
Restructuring costs (2)	762	7,567
Other	51,747	54,879
Total accrued expenses	$265,461	$257,109
______________________
(1) The increase in income and indirect taxes, advertising, third party manufacturing, and shipping costs is due to increased sales volumes during our holiday season in the second quarter of our fiscal year.
(2) The decrease in restructuring costs included in accrued expenses as of December 31, 2023 is primarily due to severance payments made as a result of the cost reduction actions implemented during fiscal year 2023. Refer to Note 13 for additional details.
Other current liabilities included the following:

	December 31, 2023	June 30, 2023
Current portion of finance lease obligations	$8,978	$9,938
Short-term derivative liabilities	11,624	9,865
Other	1,047	4,666
Total other current liabilities	$21,649	$24,469
Other liabilities included the following:

	December 31, 2023	June 30, 2023
Long-term finance lease obligations	$31,119	$29,822
Long-term compensation incentives	16,417	22,286
Mandatorily redeemable noncontrolling interest	9,910	12,018
Long-term derivative liabilities	2,167	1,737
Other	22,091	24,195
Total other liabilities	$81,704	$90,058

8. Debt

	December 31, 2023	June 30, 2023
7.0% Senior Notes due 2026	$522,135	$548,300
Senior secured credit facility	1,098,366	1,098,613
Other	5,824	7,076
Debt issuance costs and discounts, net of debt premiums	(14,300)	(16,033)
Total debt outstanding, net	1,612,025	1,637,956
Less: short-term debt (1)	11,083	10,713
Long-term debt	$1,600,942	$1,627,243
_____________________
(1) Balances as of December 31, 2023 and June 30, 2023 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,532 and $3,526, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of December 31, 2023, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 7.0% Senior Notes due 2026 ("2026 Notes").
Senior Secured Credit Facility
On May 17, 2021, we entered into a Restated Credit Agreement consisting of the following:
•A senior secured Term Loan B with a maturity date of May 17, 2028 (the “Term Loan B”), consisting of:
◦a $795,000 tranche that currently bears interest at Term SOFR plus the Term SOFR Adjustment as defined by our Restated Credit Agreement (with an Adjusted Term SOFR rate floor of 0.50%) plus 3.50%, and
◦a €300,000 tranche that currently bears interest at EURIBOR (with a EURIBOR floor of 0%) plus 3.50%; and
•A $250,000 senior secured revolving credit facility with a maturity date of May 17, 2026 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility currently bear interest at Term SOFR plus the Term SOFR Adjustment as defined by our Restated Credit Agreement (with an Adjusted Term SOFR rate floor of 0%) plus 2.50% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement.
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
As of December 31, 2023, we have borrowings under the Restated Credit Agreement of $1,098,366 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of December 31, 2023.
As of December 31, 2023, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 7.91%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt.

Senior Unsecured Notes
As of December 31, 2023, we have $522,135 in aggregate principal outstanding of our 2026 Notes, which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. During the six months ended December 31, 2023, we purchased an aggregate principal amount of $26,165 for a purchase price of $24,471, as well as the related settlement of unpaid interest. For the three and six months ended December 31, 2023, we have recognized gains on the extinguishment of debt of $349 and $1,721, respectively.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2023 and June 30, 2023, we had $5,824 and $7,076, respectively, outstanding for those obligations that are payable through September 2027.
9. Income Taxes
Our income tax expense was $16,795 and $24,917 for the three and six months ended December 31, 2023, respectively, as compared to $126,129 and $135,494 for the three and six months ended December 31, 2022, respectively. Tax expense decreased year over year primarily related to the full valuation allowance that was recorded in the second quarter of fiscal year 2023 on Swiss deferred tax assets of $116,694 primarily related to Swiss tax reform benefits recognized in fiscal year 2020 and tax loss carryforwards. This was partially offset by increased tax on increased profits. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal year 2024 than for fiscal year 2023 primarily due to forecasted pre-tax profits in fiscal year 2024 as compared to a pre-tax loss in fiscal year 2023. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.

As of December 31, 2023 we had unrecognized tax benefits of $16,141, including accrued interest and penalties of $1,953. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,275 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $1,200 to $1,300 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.

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

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2023	$10,893	$459
Accretion to redemption value recognized in retained earnings (1)	465	—
Accretion to redemption value recognized in net income attributable to noncontrolling interests (1)	1,915	—
Net income attributable to noncontrolling interests	92	157
Distribution to noncontrolling interests	(200)	—
Foreign currency translation	227	11
Balance as of December 31, 2023	$13,392	$627
_________________
(1) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of changes in the estimated redemption amount to the extent increases do not exceed the estimated fair value. Any change in the estimated redemption amount which exceeds the estimated fair value is recognized within net income attributable to noncontrolling interests.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.
As of December 31, 2023, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, Vista Corporate Solutions, and Depositphotos, which together represent a full-service design, digital, and print solution.
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses, which is a collection of Upload & Print businesses that serves graphic professionals throughout Europe, primarily in Austria, Belgium, Germany, the Netherlands, and Switzerland .
•The Print Group - Includes the results of our Easyflyer, Exaprint, Packstyle, Pixartprinting, and Tradeprint businesses, which is a collection of Upload & Print businesses that serves graphic professionals throughout Europe, primarily in France, Italy, Spain, and the United Kingdom.
•National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts.
•All Other Businesses - Includes two businesses grouped together based on materiality.
◦BuildASign is a provider of canvas-print wall décor, business signage and other large-format printed products.
◦Printi, a smaller business that we continue to manage at a relatively modest operating loss, is an online printing leader in Brazil.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue:
Vista	$485,151	$437,736	$881,798	$807,105
PrintBrothers	165,148	148,598	317,369	281,297
The Print Group	93,268	89,336	173,807	166,159
National Pen	130,572	120,621	217,827	202,287
All Other Businesses	60,283	59,998	112,083	111,825
Total segment revenue	934,422	856,289	1,702,884	1,568,673
Inter-segment eliminations (1)	(13,059)	(11,087)	(24,227)	(20,056)
Total consolidated revenue	$921,363	$845,202	$1,678,657	$1,548,617
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended December 31, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$325,693	$—	$—	$59,229	$50,570	$435,492
Europe	131,138	164,378	90,026	63,482	—	449,024
Other	27,880	—	—	2,031	6,936	36,847
Inter-segment	440	770	3,242	5,830	2,777	13,059
Total segment revenue	485,151	165,148	93,268	130,572	60,283	934,422
Less: inter-segment elimination	(440)	(770)	(3,242)	(5,830)	(2,777)	(13,059)
Total external revenue	$484,711	$164,378	$90,026	$124,742	$57,506	$921,363

	Six Months Ended December 31, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$614,748	$—	$—	$111,964	$92,784	$819,496
Europe	216,545	315,920	167,828	91,219	—	791,512
Other	49,770	—	—	3,408	14,471	67,649
Inter-segment	735	1,449	5,979	11,236	4,828	24,227
Total segment revenue	881,798	317,369	173,807	217,827	112,083	1,702,884
Less: inter-segment elimination	(735)	(1,449)	(5,979)	(11,236)	(4,828)	(24,227)
Total external revenue	$881,063	$315,920	$167,828	$206,591	$107,255	$1,678,657

	Three Months Ended December 31, 2022
	Vista (1)	PrintBrothers	The Print Group	National Pen	All Other	Total (1)
Revenue by Geographic Region:
North America	$298,698	$—	$—	$62,208	$52,200	$413,106
Europe	112,698	148,089	86,291	50,799	—	397,877
Other	25,838	—	—	2,130	6,251	34,219
Inter-segment	502	509	3,045	5,484	1,547	11,087
Total segment revenue	437,736	148,598	89,336	120,621	59,998	856,289
Less: inter-segment elimination	(502)	(509)	(3,045)	(5,484)	(1,547)	(11,087)
Total external revenue	$437,234	$148,089	$86,291	$115,137	$58,451	$845,202

	Six Months Ended December 31, 2022
	Vista (1)	PrintBrothers	The Print Group	National Pen	All Other	Total (1)
Revenue by Geographic Region:
North America	$572,355	$—	$—	$111,655	$95,492	$779,502
Europe	185,493	280,471	161,282	75,744	—	702,990
Other	48,245	—	—	4,682	13,198	66,125
Inter-segment	1,012	826	4,877	10,206	3,135	20,056
Total segment revenue	807,105	281,297	166,159	202,287	111,825	1,568,673
Less: inter-segment elimination	(1,012)	(826)	(4,877)	(10,206)	(3,135)	(20,056)
Total external revenue	$806,093	$280,471	$161,282	$192,081	$108,690	$1,548,617
___________________
(1) During fiscal year 2023, we identified an immaterial error in our previously disclosed revenue by geographic area for our Vista reportable segment for the three and six months ended December 31, 2022, which understated revenue in North America and Europe, with an offsetting overstatement in the Other geographies. We have corrected the disclosed figures as included herein.
The following table includes segment EBITDA by reportable segment, total income (loss) from operations and total income (loss) before income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Segment EBITDA:
Vista	$103,176	$55,157	$177,600	$85,894
PrintBrothers	28,341	19,509	48,167	34,500
The Print Group	18,442	13,681	32,050	25,901
National Pen	25,865	24,783	17,562	23,486
All Other Businesses	7,983	5,406	14,441	11,584
Total segment EBITDA	183,807	118,536	289,820	181,365
Central and corporate costs	(35,967)	(33,802)	(67,747)	(68,380)
Depreciation and amortization	(39,089)	(40,874)	(79,031)	(81,816)
Restructuring-related charges	(483)	(11,207)	(149)	(13,027)
Certain impairments and other adjustments	(589)	925	(1,114)	(2,531)
Total income from operations	107,679	33,578	141,779	15,611
Other (expense) income, net	(391)	(17,392)	6,028	10,005
Interest expense, net	(30,588)	(28,597)	(59,788)	(53,403)
Gain on early extinguishment of debt	349	—	1,721	—
Income (loss) before income taxes	$77,049	$(12,411)	$89,740	$(27,787)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Depreciation and amortization:
Vista	$13,176	$14,193	$28,051	$28,863
PrintBrothers	4,024	5,149	7,913	9,922
The Print Group	6,000	5,799	11,822	11,661
National Pen	4,992	5,795	10,180	11,686
All Other Businesses	4,509	4,326	9,056	8,842
Central and corporate costs	6,388	5,612	12,009	10,842
Total depreciation and amortization	$39,089	$40,874	$79,031	$81,816

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Purchases of property, plant and equipment:
Vista	$5,859	$6,445	$9,470	$9,569
PrintBrothers	90	1,053	5,242	1,761
The Print Group	2,547	5,270	11,043	10,089
National Pen	1,486	846	4,155	2,447
All Other Businesses	1,181	767	3,416	1,835
Central and corporate costs	227	351	629	789
Total purchases of property, plant and equipment	$11,390	$14,732	$33,955	$26,490

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Capitalization of software and website development costs:
Vista	$6,050	$5,139	$12,690	$11,774
PrintBrothers	456	1,069	913	1,458
The Print Group	1,056	771	1,750	1,261
National Pen	1,171	512	1,976	1,100
All Other Businesses	1,110	899	2,297	1,823
Central and corporate costs	4,104	5,526	8,718	11,830
Total capitalization of software and website development costs	$13,947	$13,916	$28,344	$29,246

The following table sets forth long-lived assets by geographic area:

	December 31, 2023	June 30, 2023
Long-lived assets (1):
United States (2)	$70,927	$83,956
Switzerland	74,769	73,857
Netherlands	62,759	65,547
Canada	54,588	57,328
Italy	40,318	42,377
France	31,268	29,302
Germany	31,402	27,813
Australia	19,836	19,664
Jamaica (3)	910	17,834
Other	88,035	86,690
Total	$474,812	$504,368
___________________
(1) Excludes goodwill of $790,967 and $781,541, intangible assets, net of $90,617 and $109,196, deferred tax assets of $11,773 and $12,740 as of December 31, 2023 and June 30, 2023, respectively, as well as marketable securities, non-current of $4,497 as of June 30, 2023.
(2) The decrease in the United States long-lived assets is due to the reclassification of a tax receivable from non-current to current during the current fiscal year.
(3) The decrease in Jamaica's long-lived assets is due to the planned sale of an owned customer service facility as we continue to optimize our real estate footprint with many of these team members operating under a remote-first model, which resulted in the classification of the related assets as held-for-sale as of December 31, 2023. The asset is now presented as part of prepaid expenses and other current assets in the consolidated balance sheet. Refer to Note 2 for additional details.
12. Commitments and Contingencies
Purchase Obligations
At December 31, 2023, we had unrecorded commitments under contract of $208,113, including inventory, third-party fulfillment and digital service purchase commitments of $93,352; third-party cloud services of $56,113; software of $17,388; advertising of $6,888; professional and consulting fees of $5,973; production and computer equipment purchases of $2,468; and other unrecorded purchase commitments of $25,931.
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

During the three and six months ended December 31, 2023, we recognized restructuring expense of $483 and $149, respectively. The restructuring charges recognized in the current period primarily include adjustments made to the previously estimated restructuring expense for actions taken in our Vista and National Pen reportable segments. We do not expect any additional material charges for these restructuring actions.

During the three and six months ended December 31, 2022, we recognized restructuring expense of $11,207 and $13,027, respectively.The prior periods' restructuring charges were primarily recognized in our Vista reportable segment, related to the impairment and write-off of assets associated with our exit of the Japanese market. Additionally, we recognized $3,561 for the three and six months ended December 31, 2022 within our All Other Businesses reportable segment, which included losses related to the sale of our Chinese business.

The following table summarizes the restructuring activity during the six months ended December 31, 2023.

	Severance and Related Benefits	Other Restructuring Costs	Accrued Restructuring Liability
Balance as of June 30, 2023	$7,567	$—	$7,567
Restructuring charges	112	37	149
Cash payments	(6,938)	—	(6,938)
Non-cash charges	—	(37)	(37)
Foreign currency translation	21	—	21
Balance as of December 31, 2023	$762	$—	$762

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, including liquidity, net leverage, and capital allocation opportunities; future payment terms with suppliers; legal proceedings; our expectations with respect to our valuation allowance; and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and inflation; our inability to make the investments in our business that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by political instability and war in Ukraine, Israel, or elsewhere; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and the documents that we periodically file with the SEC.
Overview
Cimpress is a strategically focused collection of businesses that specialize in print mass customization. We have five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. For further details on our reportable segments, refer to Note 11 in our accompanying consolidated financial statements.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and six months ended December 31, 2023 as compared to the three and six months ended December 31, 2022 follows:
Second Quarter Fiscal Year 2024
•Revenue increased by 9% to $921.4 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 6%.
•Operating income increased by $74.1 million to $107.7 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $55.3 million to $166.4 million.
•Diluted net income (loss) per share attributable to Cimpress plc increased to income of $2.14 from a loss of $5.34 in the prior fiscal year.

Year to Date Fiscal Year 2024
•Revenue increased by 8% to $1,678.7 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 5%.
•Operating income increased by $126.2 million to $141.8 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $98.4 million to $255.2 million.
•Diluted net income (loss) per share attributable to Cimpress plc increased to income of $2.31 from a loss of $6.31 in the prior fiscal year.
•Cash provided by operating activities increased by $161.3 million to $217.2 million.
•Adjusted free cash flow (a non-GAAP financial measure) increased by $159.4 million to $160.9 million.
For the three and six months ended December 31, 2023, the increase in reported revenue was primarily due to growth across our Vista, PrintBrothers and National Pen reportable segments. Revenue growth in our Vista business was driven by growth in total customer count and the continued increase of revenue per customer. Revenue in our Vista business grew year over year across all major product categories and markets. The second fiscal quarter is seasonally significant for Vista's sales of consumer products, and this category delivered strong growth during the current period. Currency exchange fluctuations had a positive effect on revenue growth during the current quarter.
The increase to operating income during the three and six months ended December 31, 2023 was driven by higher gross profit that benefited from the revenue growth described above as well as gross margin expansion. Operating income also benefited from improved leverage of advertising spend as a percentage of revenue and reduced operating expenses driven by prior-year cost reduction actions, as well as lower restructuring costs of $10.7 million and $12.9 million, respectively, as a result of actions that were completed during the prior year.
Adjusted EBITDA increased during the three and six months ended December 31, 2023, primarily driven by the operating income growth described above, which was was partially offset by $8.0 million and $11.5 million of year-over-year net unfavorable currency impacts, respectively. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA.
Diluted net income (loss) per share attributable to Cimpress plc increased year over year for the three and six months ended December 31, 2023, primarily due to the operating income increase described above and $109.3 million and $110.6 million of decreases to income tax expense, respectively. The reduced income tax expense was due to the recognition of a full valuation allowance on Swiss deferred tax assets in the prior periods. These increases to income were partially offset by higher interest expense of $2.0 million and $6.4 million, respectively, driven by an increased weighted-average interest rate. Net currency impacts on net income for the three months ended December 31, 2023 were positive year over year due to lower unrealized losses on our derivative contracts, while the net currency impacts on net income for the six months ended December 31, 2023 were negative year over year, primarily due to lower realized gains on our derivative contracts. These fluctuations were primarily caused by currency exchange rate volatility.
During the six months ended December 31, 2023, cash from operations increased $161.3 million year over year due primarily to the increase in operating income as described above, as well as a favorable shift in working capital inflows of $88.7 million, which was driven in part by the normalization of working capital trends. This favorable impact was partially offset by higher cash taxes of $15.3 million, due in part to increased prior-year assessments in one jurisdiction driven by profitability growth, as well as higher net cash interest payments of $14.7 million.
Adjusted free cash flow increased by $159.4 million for the six months ended December 31, 2023, due to the operating cash flow increase described above, as well as $4.6 million higher proceeds from the sale of assets, primarily driven by the sale of our previously owned manufacturing facility in Japan. These increases were partially offset by $7.5 million of higher capitalized expenditures.

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
Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2023 and 2022 are shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2023	2022	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$485,151	$437,736	11%	(2)%	9%	—%	9%
PrintBrothers	165,148	148,598	11%	(6)%	5%	—%	5%
The Print Group	93,268	89,336	4%	(5)%	(1)%	—%	(1)%
National Pen	130,572	120,621	8%	(3)%	5%	—%	5%
All Other Businesses	60,283	59,998	0%	0%	0%	—%	0%
Inter-segment eliminations	(13,059)	(11,087)
Total revenue	$921,363	$845,202	9%	(3)%	6%	—%	6%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2023	2022	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$881,798	$807,105	9%	(1)%	8%	—%	8%
PrintBrothers	317,369	281,297	13%	(7)%	6%	—%	6%
The Print Group	173,807	166,159	5%	(7)%	(2)%	—%	(2)%
National Pen	217,827	202,287	8%	(3)%	5%	—%	5%
All Other Businesses	112,083	111,825	0%	(1)%	(1)%	—%	(1)%
Inter-segment eliminations	(24,227)	(20,056)
Total revenue	$1,678,657	$1,548,617	8%	(3)%	5%	—%	5%
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

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$463,423	$455,393	$862,206	$833,128
% of revenue	50.3%	53.9%	51.4%	53.8%
For the three months ended December 31, 2023, cost of revenue increased by $8.0 million year over year, primarily driven by unfavorable changes in currency exchange rates of $12.8 million as well as higher production and shipping costs due to volume growth and product mix shifts in some of our businesses. These cost increases were partially offset by lower input costs, savings that resulted from the March 2023 cost reduction actions, a favorable indirect tax ruling in the current quarter that provided a benefit of $3.0 million, and a $2.6 million timing-related benefit which was offset by a negative impact during the first fiscal quarter of the current fiscal year.
Cost of revenue increased $29.1 million for the six months ended December 31, 2023, as compared to the prior-year period, primarily driven by unfavorable changes in currency exchange rates of $28.3 million. Production volume growth also contributed to the year-to-date increase, while lower input costs, the March 2023 cost reduction actions, and the aforementioned favorable indirect tax ruling partially offset these increases.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Technology and development expense	$79,961	$77,723	3%	$154,291	$152,198	1%
% of revenue	8.7%	9.2%		9.2%	9.8%
Marketing and selling expense	$211,843	$205,148	3%	$404,031	$406,078	(1)%
% of revenue	23.0%	24.3%		24.1%	26.2%
General and administrative expense	$48,793	$49,791	(2)%	$97,134	$103,863	(6)%
% of revenue	5.3%	5.9%		5.8%	6.7%
Amortization of acquired intangible assets	$9,181	$12,362	(26)%	$19,067	$24,712	(23)%
% of revenue	1.0%	1.5%		1.1%	1.6%
Restructuring expense (1)	$483	$11,207	(96)%	$149	$13,027	(99)%
% of revenue	0.1%	1.3%		0.0%	0.8%
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
Technology and development expenses increased by $2.2 million and $2.1 million for the three and six months ended December 31, 2023, respectively, as compared to the prior-year periods. The increase is largely attributable to increased amortization expense from capitalized software of $1.9 million and $4.0 million, respectively, driven by the higher capitalized asset base and fluctuations in currency exchange rates. There were also increased share-based compensation costs of $1.6 million and $2.9 million, respectively, due to a higher grant value and the impact from our 2024 PSU grants that have an accelerated expense profile as well as expense volatility from changes in the estimated attainment of the related performance condition. These increases were partially offset by lower cash compensation costs of $1.6 million and $3.5 million, respectively, due primarily to cost savings resulting from the March 2023 restructuring actions that reduced headcount.

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
For the three months ended December 31, 2023, marketing and selling expenses increased by $6.7 million, primarily due to higher advertising spend of $6.7 million, which is largely driven by our Vista and National Pen businesses. Payment processing fees also increased $1.7 million, as compared to the prior year, due to increased order volumes. Additionally, share-based compensation costs increased $1.4 million, due to a higher grant value and the impact from our 2024 PSU grants that have an accelerated expense profile as well as expense volatility from changes in the estimated attainment of the related performance condition. These cost increases are offset in part by lower cash compensation costs of $3.1 million, primarily due to the cost reductions that were implemented in March 2023.
For the six months ended December 31, 2023, marketing and selling expenses decreased by $2.0 million as compared to the prior year period. The decrease was caused by lower cash compensation costs due in part to the March 2023 cost reduction actions, as well as lower third-party consulting spend, mainly in our Vista business, and lower building costs driven by actions taken over the past year to further optimize our real estate footprint for many of our team members operating under a remote-first model. These cost decreases were offset in part by higher advertising spend of $5.6 million, largely due to higher spend in our Vista and National Pen businesses, as well as increased share-based compensation costs of $1.1 million driven by the 2024 PSU grants.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the three and six months ended December 31, 2023, general and administrative expenses were flat and decreased by $6.7 million, respectively, as compared to the prior-year periods. The year-to-date decrease was driven by a $3.0 million reduction of third-party consulting spend, the nonrecurrence of $2.4 million of expense related to the prior-year termination of one of our leased office locations, and the exit of our business in China during fiscal year 2023 that reduced our general and administrative expenses by $1.8 million versus the prior year. Cash compensation decreased by $1.9 million and $2.5 million for the three and six months ended December 31, 2023, respectively, largely driven by a reduction to long-term incentive compensation expense, due to lower than previously estimated attainment levels in certain Cimpress businesses, as well as cost savings from the March 2023 cost reductions. These decreases were partially offset by costs from our annual merit increase cycle and increases to share-based compensation costs of $3.3 million and $4.4 million, respectively, as compared to the prior-year periods, largely due to the 2024 PSU grants.
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

The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
(Losses) gains on derivatives not designated as hedging instruments	$(13,668)	$(24,196)	$(5,356)	$4,449
Currency-related gains, net	13,062	6,227	10,363	6,030
Other gains (losses)	215	577	1,021	(474)
Total other (expense) income, net	$(391)	$(17,392)	$6,028	$10,005
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
We experience currency-related net losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. Gains on the revaluation of non-functional currency debt and on a cross-currency swap contract designated as a cash flow hedge are included in our currency-related losses, net, offsetting the impact of certain non-functional currency intercompany relationships.
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
Interest expense, net increased by $2.0 million and $6.4 million during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to a higher weighted-average interest rate (net of interest rate swaps) and partially offset by an increase in interest income earned on our cash and marketable securities of $0.6 million and $1.9 million, respectively.
Gain on extinguishment of debt
For the three and six months ended December 31, 2023, we have recognized gains on the extinguishment of debt of $0.3 million and $1.7 million, respectively, resulting from the purchase of 2026 Notes' principal of $5.0 million and $26.2 million, respectively. Refer to Note 8 in our accompanying consolidated financial statements for additional details.
Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Income tax expense	$16,795	$126,129	$24,917	$135,494
Effective tax rate	21.8%	(1,016.3)%	27.8%	(487.6)%

Income tax expense for the three and six months ended December 31, 2023 decreased versus the prior comparative period. During the second quarter of fiscal year 2023, we recorded a full valuation allowance on Swiss deferred tax assets of $116.7 million primarily related to Swiss tax reform benefits recognized in fiscal year 2020 and tax loss carryforwards. This was partially offset by increased tax on increased profits as we reported pre-tax income for the three and six months ended December 31, 2023 and pre-tax losses in the prior comparative periods.

Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release, if any, are unknown as this is subject to change on the basis of the level of profitability that we are able to actually achieve in future periods.

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
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is defined as operating income plus depreciation and amortization; plus proceeds from insurance not already included in operating income; plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments; plus restructuring related charges; less gain on purchase or sale of subsidiaries as well as the disposal of assets. The effects of currency exchange rate fluctuations impact segment EBITDA and we do not allocate to segment EBITDA any gains or losses that are realized by our currency hedging program.
Vista

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$485,151	$437,736	11%	$881,798	$807,105	9%
Segment EBITDA	103,176	55,157	87%	177,600	85,894	107%
% of revenue	21%	13%		20%	11%

Segment Revenue
Vista's reported revenue growth for the three and six months ended December 31, 2023 was positively affected by a currency impact of 2% and 1%, respectively, and constant-currency revenue growth was 9% and 8%, respectively. Revenue growth was driven by growth in total customer count, paired with the continued increase of revenue per customer. Revenue grew across all major product categories and markets. The second fiscal quarter is seasonally significant for Vista's sales of consumer products, and this category delivered strong growth during the current period.
Segment Profitability
For the three and six months ended December 31, 2023, segment EBITDA increased by $48.0 million and $91.7 million, respectively. Gross profit growth was driven by the revenue growth described above, lower input costs, efficiency gains, and customer experience improvements. During the current quarter Vista's gross profit benefited $3.0 million from a favorable indirect tax ruling. Vista's advertising spend as a percentage of revenue decreased due to efficiency gains and focus. Operating expenses, excluding the effect of restructuring costs which do not impact segment EBITDA, decreased $5.9 million and $20.2 million, respectively, primarily due to savings resulting from cost reduction actions implemented in March 2023, partially offset by inflationary cost increases such as the effect of merit increases on compensation costs. Changes in currency exchange rates had a positive impact on segment EBITDA of $3.6 million and $4.3 million, respectively, as compared to the prior-year periods.
PrintBrothers

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$165,148	$148,598	11%	$317,369	$281,297	13%
Segment EBITDA	28,341	19,509	45%	48,167	34,500	40%
% of revenue	17%	13%		15%	12%
Segment Revenue
PrintBrothers' reported revenue growth for the three and six months ended December 31, 2023 was positively affected by currency impacts of 6% and 7%, respectively, with revenue increasing on a constant-currency basis by 5% and 6%, respectively. Constant-currency growth was driven primarily by continued order volume growth, partially offset by customers purchasing lower quantities in certain product categories.
Segment Profitability
PrintBrothers' segment EBITDA for the three and six months ended December 31, 2023 grew year over year, driven by the constant-currency revenue growth described above, as well as gross margin expansion which benefited from lower input costs and operating expense efficiencies. Additionally, PrintBrothers benefited from a favorable timing item of $2.6 million in the three months ended December 31, 2023, which offset unfavorability in the first quarter and therefore does not impact the six month period. Segment EBITDA also benefited from $1.5 million of government incentives during the three and six months ended December 31, 2023. Currency exchange fluctuations positively impacted segment EBITDA year over year by $1.5 million and $3.0 million, respectively.
The Print Group

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$93,268	$89,336	4%	$173,807	$166,159	5%
Segment EBITDA	18,442	13,681	35%	32,050	25,901	24%
% of revenue	20%	15%		18%	16%
Segment Revenue
The Print Group's reported revenue for the three and six months ended December 31, 2023 was positively affected by a currency impact of 5% and 7%, respectively, with revenue decreasing on a constant-currency basis by 1% and 2%, respectively. This segment is continuing to see order growth, which was partially offset by customers purchasing lower quantities in certain product categories and headwinds in the reseller channel, which is more prominent in The Print Group.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three and six months ended December 31, 2023 as compared to the prior-year periods was largely driven by $4.6 million and $9.8 million of gross profit growth, respectively, as gross margins expanded materially, benefiting from a reduction in key input costs such as materials and shipping. Segment EBITDA also benefited from a reduction in long-term incentive compensation expense of $2.1 million and $1.1 million for the three and six months ended December 31, 2023, respectively, due to lower forecasted payouts for business-specific long-term incentive awards. Currency exchange fluctuations positively impacted segment EBITDA year over year by $1.0 million and $2.0 million, respectively.
National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$130,572	$120,621	8%	$217,827	$202,287	8%
Segment EBITDA	25,865	24,783	4%	17,562	23,486	(25)%
% of revenue	20%	21%		8%	12%
Segment Revenue
For the three and six months ended December 31, 2023, National Pen's revenue growth was positively affected by currency impacts of 3%, with constant-currency revenue growth of 5% in both periods. National Pen continued to deliver strong growth in its e-commerce channel and from fulfillment for other Cimpress businesses.
Segment Profitability
The increase in National Pen's segment EBITDA for the three months ended December 31, 2023 was driven by revenue growth described above, partially offset by increased advertising spend in their e-commerce channels and higher compensation costs. Currency exchange fluctuations had an immaterial effect on segment EBITDA during the current fiscal quarter.
The decrease in National Pen's segment EBITDA for the six months ended December 31, 2023 was driven by higher external marketing spend, primarily to support their e-commerce channel, as well as higher operating expenses. Currency exchange fluctuations had a negative year-over-year impact of $1.6 million for the six months ended December 31, 2023.
All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Reported Revenue	$60,283	$59,998	0%	$112,083	$111,825	0%
Segment EBITDA	7,983	5,406	48%	14,441	11,584	25%
% of revenue	13%	9%		13%	10%
This segment includes BuildASign and Printi, an early-stage business that we have managed at a relatively modest operating loss.
Segment Revenue
All Other Businesses' constant-currency revenue was flat and decreased by 1% during the three and six months ended December 31, 2023, respectively. BuildASign generates the majority of revenue in this segment, and revenue declined slightly year over year as this business continued to experience lower revenue for real estate-related products as well as home decor products in the seasonally significant second quarter. Other signage products grew in this business. Printi revenue continued to grow.
Segment Profitability
The increase in segment EBITDA for the three and six months ended December 31, 2023, as compared to the prior year, was partly due to $2.0 million and $3.3 million of lower long-term incentive compensation expense, respectively, as compared to the prior year periods, due to lower forecasted payouts for business-specific long-term incentive awards. Segment EBITDA also benefited from the fiscal year 2023 exit of our business in China, which drove $1.1 million and $1.8 million of losses in the respective year-ago periods.
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
During the three months ended December 31, 2023, central and corporate costs increased by $2.2 million as compared to the prior-year period, largely driven by $5.4 million of increased share-based compensation expense due to due to a higher grant value and the impact from our 2024 PSU grants that have an accelerated expense profile as well as expense volatility from changes in the estimated attainment of the related performance condition. This increase was partially offset by lower cash compensation expense of $2.2 million due to savings from the March 2023 cost reductions, as well as lower third-party consulting spend of $1.6 million as compared to the prior-year period.
Central and corporate costs decreased by $0.6 million during the six months ended December 31, 2023, as compared to the year-ago period, largely driven by $3.4 million of lower third-party consulting spend, partially offset by compensation cost increases of $2.6 million. The higher compensation costs were driven by increased share-based compensation costs due to the 2024 PSU awards, partially offset by the benefit from the March 2023 cost reduction actions.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$217,200	$55,875
Net cash used in investing activities	(30,395)	(106,569)
Net cash used in financing activities	(47,155)	(112,715)
The cash flows during the six months ended December 31, 2023 related primarily to the following items:
Cash inflows:
•Net income of $64.8 million
•Adjustments for non-cash items of $98.7 million primarily related to adjustments for depreciation and amortization of $79.0 million and share-based compensation costs of $30.1 million, partially offset by unrealized currency-related gains of $5.8 million, deferred taxes of $2.1 million, and the gain on extinguishment of debt of $1.7 million
•Net working capital inflow of $53.6 million, primarily due to timing impacts from favorable changes to accounts payable, as well as further reductions to inventory following the prior year build up of safety stock to mitigate the risk of supply chain disruptions
•Proceeds from the maturity of held-to-maturity securities of $25.9 million
•Proceeds from the sale of assets of $6.0 million, which primarily included proceeds from the sale of our Japanese manufacturing facility following our prior year exit from the Japanese market
Cash outflows:
•Capital expenditures of $34.0 million, of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Internal and external costs of $28.3 million for software and website development that we have capitalized
•Payments for early redemption of our 2026 Notes of $24.5 million
•Payment of withholding taxes in connection with share awards of $10.2 million, primarily driven by the annual vesting of share grants during August 2023
•Repayments of debt, net of proceeds from borrowings, of $7.2 million
•Payments for finance lease arrangements of $4.9 million
Additional Liquidity and Capital Resources Information. At December 31, 2023, we had $274.2 million of cash and cash equivalents, $17.2 million of marketable securities, and $1,626.3 million of debt, excluding debt issuance costs and debt premiums and discounts. During the six months ended December 31, 2023, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the first half of fiscal year 2024, we allocated $24.5 million of capital toward the purchase of a portion of our 2026 Notes, and we will continue to consider using excess liquidity to repurchase our debt. We have significantly reduced our net leverage over the last year primarily through increased profitability driven by the combination of returns from past investments, the focusing of our growth investments, restrained growth of operating expenses, and the easing of inflationary pressure on our input costs. This increased profitability and resultant cash flow generation should provide the opportunity to continue to delever our balance sheet while also opportunistically allocating capital that enhances our intrinsic value per share. Our Board of Directors has authorized the repurchase of up to $150.0 million of Cimpress shares. This authorization does not have an expiration date or a defined time frame for repurchases. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities; therefore, any repurchases will be price dependent.
Supply Chain Financing Program. As part of our ongoing efforts to manage our liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We facilitate a voluntary supply chain finance program through a financial intermediary to enable the extension of our payment terms with certain suppliers. We do not believe there is a substantial risk that our payment terms will be shortened in the near future. Refer to Note 2 of the accompanying consolidated financial statements for additional information.
Indefinitely Reinvested Earnings. As of December 31, 2023, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $72.9 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at December 31, 2023 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$83,729	$21,011	$27,366	$16,416	$18,936
Purchase commitments	208,113	149,449	36,956	10,708	11,000
2026 Notes and interest payments	613,508	36,549	576,959	—	—
Senior secured credit facility and interest payments (2)	1,460,636	97,851	189,196	1,173,589	—
Other debt	5,824	3,350	2,318	156	—
Finance leases, net of subleases (1)	44,015	9,750	9,169	10,759	14,337
Total (3)	$2,415,825	$317,960	$841,964	$1,211,628	$44,273
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.1 million as of December 31, 2023 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2028. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $2.7 million in the aggregate outstanding as of December 31, 2023.
Purchase Commitments. At December 31, 2023, we had unrecorded commitments under contract of $208.1 million. Purchase commitments consisted of third-party fulfillment and digital services of $93.4 million; third-party cloud services of $56.1 million; software of $17.4 million; advertising of $6.9 million; commitments for professional and consulting fees of $6.0 million; production and computer equipment purchases of $2.5 million; and other commitments of $25.9 million.
Senior Secured Credit Facility and Interest Payments. As of December 31, 2023, we have borrowings under our Restated Credit Agreement of $1,098.4 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million Revolving Credit Facility with a maturity date of

May 17, 2026, under our Restated Credit Agreement, has $243.3 million unused as of December 31, 2023. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of December 31, 2023 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule.
2026 Notes and Interest Payments. Our $522.1 million 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. During the six months ended December 31, 2023, we purchased an aggregate principal amount of $26.2 million for a purchase price of $24.5 million, as well as the related settlement of unpaid interest, which resulted in the recognition of a gain on the extinguishment of debt of $1.7 million.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2026 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of December 31, 2023, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2023, we had $5.8 million outstanding for those obligations that have repayments due on various dates through September 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2023 is $29.2 million, net of accumulated depreciation of $38.9 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2023 amounts to $40.1 million.
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
Adjusted free cash flow is the primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress-wide. During the current fiscal year, we revised our adjusted free cash flow definition to include proceeds from the sale of assets, which we believe provides useful information regarding the net cash deployed for the purchase of capital assets by incorporating any cash that is recovered from the subsequent sale of any assets. We have revised all periods presented to incorporate this change.
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
The table below sets forth operating income and adjusted EBITDA for the three and six months ended December 31, 2023 and 2022:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
GAAP operating income	$107,679	$33,578	$141,779	$15,611
Exclude expense (benefit) impact of:
Depreciation and amortization	39,089	40,874	79,031	81,816
Share-based compensation expense	17,649	11,547	30,102	22,022
Certain impairments and other adjustments	589	(925)	1,114	2,531
Restructuring-related charges	483	11,207	149	13,027
Realized gains on currency derivatives not included in operating income (1)	945	14,901	2,995	21,770
Adjusted EBITDA	$166,434	$111,182	$255,170	$156,777
_________________
(1) These realized gains include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the six months ended December 31, 2023 and 2022:

In thousands	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$217,200	$55,875
Purchases of property, plant and equipment	(33,955)	(26,490)
Capitalization of software and website development costs	(28,344)	(29,246)
Proceeds from the sale of assets (1)	5,988	1,365
Adjusted free cash flow (1)	$160,889	$1,504
_________________
(1) During the first quarter of fiscal year 2024, we revised our adjusted free cash flow definition to include proceeds from the sale of assets. We have revised all periods presented to incorporate this change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of December 31, 2023, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2023, we had $1,098.4 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2023, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of December 31, 2023, would result in a $8.8 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our (loss) income before income taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $7.4 million on our income (loss) before income taxes for the three and six months ended December 31, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors we disclosed in our Form 10-K for the fiscal year ended June 30, 2023.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

    On January 31, 2024, we announced that our Board had authorized us to repurchase up to $150.0 million aggregate purchase price (excluding any fees, commissions, or other expenses of such purchases) of Cimpress' issued and outstanding ordinary shares on the open market, through privately negotiated transactions, or in one or more self tender offers. Although the Board did not set an expiration date for this repurchase program, we may suspend or discontinue our share repurchases at any time.

We did not purchase any of our ordinary shares during the three and six months ended December 31, 2023.
Item 5. Other Information
On November 21, 2023, Maarten Wensveen, our Executive Vice President and Chief Technology Officer, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The plan provides for the sales, on the dates and at the prices set forth in the plan, of up to 4,072 ordinary shares held by Mr. Wensveen as of the date of the plan adoption plus additional shares Mr. Wensveen receives between the adoption and expiration dates of his plan upon the vesting of his RSU awards. Mr. Wensveen's plan expires on November 21, 2024.
On December 14, 2023, Florian Baumgartner, our Executive Vice President and Chief Executive Officer of Vista, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The plan provides for the sales of shares held by Mr. Baumgartner and the exercise of Mr. Baumgartner's share option and sales of shares, on the dates and at the prices set forth in the plan, up to 44,838 ordinary shares in the aggregate. Mr. Baumgartner's plan expires on July 31, 2024.
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
February 1, 2024                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)