Form 10-Q
period 2024-03-31
CIMPRESS plc
filed 2024-05-02
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 29, 2024, there were 25,450,907 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$154,338	$130,313
Marketable securities	6,499	38,540
Accounts receivable, net of allowances of $8,068 and $6,630, respectively	71,070	67,353
Inventory	96,319	107,835
Prepaid expenses and other current assets	113,952	96,986
Total current assets	442,178	441,027
Property, plant and equipment, net	270,040	287,574
Operating lease assets, net	70,459	76,776
Software and website development costs, net	92,701	95,315
Deferred tax assets	9,435	12,740
Goodwill	779,263	781,541
Intangible assets, net	83,235	109,196
Marketable securities, non-current	—	4,497
Other assets	37,002	46,193
Total assets	$1,784,313	$1,854,859
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$269,108	$285,784
Accrued expenses	271,093	257,109
Deferred revenue	49,838	44,698
Short-term debt	10,935	10,713
Operating lease liabilities, current	19,315	22,559
Other current liabilities	15,631	24,469
Total current liabilities	635,920	645,332
Deferred tax liabilities	47,221	47,351
Long-term debt	1,590,676	1,627,243
Operating lease liabilities, non-current	54,160	56,668
Other liabilities	79,591	90,058
Total liabilities	2,407,568	2,466,652
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	12,140	10,893
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 43,611,795 and 44,315,855 shares issued, respectively; 25,640,548 and 26,344,608 shares outstanding, respectively	610	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	561,930	539,454
Retained earnings	206,295	235,396
Accumulated other comprehensive loss	(41,303)	(35,060)
Total shareholders’ deficit attributable to Cimpress plc	(636,018)	(623,145)
Noncontrolling interests (Note 10)	623	459
Total shareholders' deficit	(635,395)	(622,686)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,784,313	$1,854,859
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue	$780,588	$742,164	$2,459,245	$2,290,781
Cost of revenue (1)	404,668	394,908	1,266,874	1,228,036
Technology and development expense (1)	83,790	78,287	238,081	230,485
Marketing and selling expense (1)	191,591	187,234	595,622	593,312
General and administrative expense (1)	54,254	52,578	151,388	156,441
Amortization of acquired intangible assets	6,919	11,239	25,986	35,951
Restructuring expense (1)	128	30,115	277	43,142
Income (loss) from operations	39,238	(12,197)	181,017	3,414
Other (expense) income, net	(3,651)	1,377	2,377	11,382
Interest expense, net	(30,158)	(30,515)	(89,946)	(83,918)
Gain on early extinguishment of debt	—	—	1,721	—
Income (loss) before income taxes	5,429	(41,335)	95,169	(69,122)
Income tax expense	10,610	8,475	35,527	143,969
Net (loss) income	(5,181)	(49,810)	59,642	(213,091)
Add: Net loss (income) attributable to noncontrolling interests	1,203	484	(961)	(1,676)
Net (loss) income attributable to Cimpress plc	$(3,978)	$(49,326)	$58,681	$(214,767)
Basic net (loss) income per share attributable to Cimpress plc	$(0.15)	$(1.88)	$2.22	$(8.19)
Diluted net (loss) income per share attributable to Cimpress plc	$(0.15)	$(1.88)	$2.16	$(8.19)
Weighted average shares outstanding — basic	26,216,216	26,268,301	26,432,423	26,226,989
Weighted average shares outstanding — diluted	26,216,216	26,268,301	27,143,619	26,226,989
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of revenue	$245	$42	$641	$411
Technology and development expense	5,692	2,500	15,601	9,808
Marketing and selling expense	3,318	(323)	8,625	3,888
General and administrative expense	9,142	5,023	23,632	15,157
Restructuring expense	—	1,492	—	2,141

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income	$(5,181)	$(49,810)	$59,642	$(213,091)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of hedges	1,394	(1,526)	(4,446)	1,412
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	7,051	(4,667)	4,459	6,444
Amounts reclassified from accumulated other comprehensive loss to net (loss) income for derivative instruments	(2,772)	(969)	(6,265)	(771)
Comprehensive income (loss)	492	(56,972)	53,390	(206,006)
Add: Comprehensive loss (income) attributable to noncontrolling interests	1,450	414	(952)	3,076
Total comprehensive income (loss) attributable to Cimpress plc	$1,942	$(56,558)	$52,438	$(202,930)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2022	44,084	$615	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
Restricted share units vested, net of shares withheld for taxes	112	—	—	—	(2,212)	—	—	(2,212)
Share-based compensation expense	—	—	—	—	10,653	—	—	10,653
Net loss attributable to Cimpress plc	—	—	—	—	—	(25,441)	—	(25,441)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(2,725)	—	(2,725)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	13,822	13,822
Foreign currency translation, net of hedges	—	—	—	—	—	—	(6,835)	(6,835)
Balance at September 30, 2022	44,196	$615	(17,971)	$(1,363,550)	$509,444	$385,972	$(40,141)	$(507,660)
Restricted share units vested, net of shares withheld for taxes	15	—	—	—	(158)	—	—	(158)
Share-based compensation expense	—	—	—	—	12,245	—	—	12,245
Net loss attributable to Cimpress plc	—	—	—	—	—	(140,000)	—	(140,000)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	10,180	—	10,180
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(2,513)	(2,513)
Foreign currency translation, net of hedges	—	—	—	—	—	—	14,595	14,595
Balance at December 31, 2022	44,211	$615	(17,971)	$(1,363,550)	$521,531	$256,152	$(28,059)	$(613,311)
Restricted share units vested, net of shares withheld for taxes	74	—	—	—	(1,439)	—	—	(1,439)
Share-based compensation expense	—	—	—	—	8,891	—	—	8,891
Net loss attributable to Cimpress plc	—	—	—	—	—	(49,326)	—	(49,326)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(5,636)	(5,636)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(1,596)	(1,596)
Balance at March 31, 2023	44,285	$615	(17,971)	$(1,363,550)	$528,983	$206,826	$(35,291)	$(662,417)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2023	44,316	$615	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	2	—	—	—	82	—	—	82
Restricted share units vested, net of shares withheld for taxes	236	—	—	—	(8,403)	—	—	(8,403)
Share-based compensation expense	—	—	—	—	12,621	—	—	12,621
Net income attributable to Cimpress plc	—	—	—	—	—	4,554	—	4,554
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(330)	—	(330)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	4,131	4,131
Foreign currency translation, net of hedges	—	—	—	—	—	—	(3,693)	(3,693)
Balance at September 30, 2023	44,554	$615	(17,971)	$(1,363,550)	$543,754	$239,620	$(34,622)	$(614,183)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	6	—	—	6
Restricted share units vested, net of shares withheld for taxes	50	6	—	—	(1,792)	—	—	(1,786)
Share-based compensation expense	—	—	—	—	18,051	—	—	18,051
Net income attributable to Cimpress plc	—	—	—	—	—	58,105	—	58,105
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(135)	—	(135)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(10,216)	(10,216)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(2,385)	(2,385)
Balance at December 31, 2023	44,604	$621	(17,971)	$(1,363,550)	$560,019	$297,590	$(47,223)	$(552,543)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2023	44,604	$621	(17,971)	$(1,363,550)	$560,019	$297,590	$(47,223)	$(552,543)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	15	—	—	—	687	—	—	687
Purchase and retirement of ordinary shares	(1,086)	(12)	—	—	(13,659)	(87,058)	—	(100,729)
Restricted share units vested, net of shares withheld for taxes	79	1	—	—	(3,882)	—	—	(3,881)
Share-based compensation expense	—	—	—	—	18,765	—	—	18,765
Net loss attributable to Cimpress plc	—	—	—	—	—	(3,978)	—	(3,978)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(259)	—	(259)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	4,279	4,279
Foreign currency translation, net of hedges	—	—	—	—	—	—	1,641	1,641
Balance at March 31, 2024	43,612	$610	(17,971)	$(1,363,550)	$561,930	$206,295	$(41,303)	$(636,018)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$59,642	$(213,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,103	121,567
Share-based compensation expense	48,499	31,405
Deferred taxes	1,070	115,984
Gain on early extinguishment of debt	(1,721)	—
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income (loss)	(4,552)	32,512
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	378	(6,972)
Other non-cash items	543	15,200
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(6,429)	(4,840)
Inventory	7,006	(2,595)
Prepaid expenses and other assets	4,960	(5,071)
Accounts payable	(11,464)	(44,994)
Accrued expenses and other liabilities	11,592	29,369
Net cash provided by operating activities	225,627	68,474
Investing activities
Purchases of property, plant and equipment	(44,425)	(37,486)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	(4,130)
Business acquisitions, net of cash acquired	—	(498)
Capitalization of software and website development costs	(43,379)	(44,181)
Proceeds from the sale of assets	6,419	1,864
Purchases of marketable securities	—	(84,030)
Proceeds from maturity of held-to-maturity investments	36,676	60,110
Net cash used in investing activities	(44,709)	(108,351)
Financing activities
Proceeds from borrowings of debt	886	48,264
Payments of debt	(11,783)	(57,947)
Payments for purchase of 7% Senior Notes due 2026	(24,471)	—
Payments of debt issuance costs	—	(51)
Payments of purchase consideration included in acquisition-date fair value	—	(7,100)
Payments of withholding taxes in connection with equity awards	(14,069)	(3,809)
Payments of finance lease obligations	(7,501)	(6,017)
Purchase of noncontrolling interests	(65)	(95,567)
Purchase of ordinary shares	(100,729)	—
Proceeds from issuance of ordinary shares	775	—
Distributions to noncontrolling interests	(549)	(3,652)
Other financing activities	—	113
Net cash used in financing activities	(157,506)	(125,766)
Effect of exchange rate changes on cash	613	3,580
Net increase (decrease) in cash and cash equivalents	24,025	(162,063)
Cash and cash equivalents at beginning of period	130,313	277,053
Cash and cash equivalents at end of period	$154,338	$114,990

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$90,556	$70,796
Income taxes	39,307	23,494
Cash received during the period for:
Interest	11,208	8,008
Non-cash investing and financing activities
Property and equipment acquired under finance leases	4,440	14,405
Amounts accrued related to property, plant and equipment	7,699	9,045
Amounts accrued related to capitalized software development costs	240	116
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
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three and nine months ended March 31, 2024 and 2023.

The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of March 31, 2024 and June 30, 2023.

	March 31, 2024
	Amortized cost	Unrealized losses	Fair value
Due within one year:
Corporate debt securities	$2,500	$(11)	$2,489
U.S. government securities	3,999	(18)	3,981
Total held-to-maturity securities	$6,499	$(29)	$6,470

	June 30, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year:
Commercial paper	$15,982	$(10)	$15,972
Corporate debt securities	16,298	(190)	16,108
U.S. government securities	6,260	(69)	6,191
Total due within one year	38,540	(269)	38,271
Due between one and two years:
Corporate debt securities	1,498	(35)	1,463
U.S. government securities	2,999	(66)	2,933
Total due between one and two years	4,497	(101)	4,396
Total held-to-maturity securities	$43,037	$(370)	$42,667

Ordinary Shares

During the three months ended March 31, 2024, we repurchased 1,085,574 of our ordinary shares on the open market and through privately negotiated transactions for $100,729. The repurchased shares were immediately retired after repurchase and therefore have been classified as authorized and unissued shares as of March 31, 2024. The retirement of ordinary shares resulted in a reduction to the nominal value of our ordinary shares outstanding and additional paid in capital in proportion to the amount of total shares outstanding, with the remaining repurchase value recognized as a reduction to retained earnings.

Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gains (losses) on derivatives not designated as hedging instruments (1)	$9,071	$(2,428)	$3,715	$2,021
Currency-related (losses) gains, net (2)	(12,434)	4,187	(2,071)	10,217
Other (losses) gains	(288)	(382)	733	(856)
Total other (expense) income, net	$(3,651)	$1,377	$2,377	$11,382
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized losses of $349 and $838 for the three and nine months ended March 31, 2024, respectively, and realized gains of $4,876 and $35,864 for the three and nine months ended March 31, 2023, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Weighted average shares outstanding, basic	26,216,216	26,268,301	26,432,423	26,226,989
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)(2)	—	—	711,196	—
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	26,216,216	26,268,301	27,143,619	26,226,989
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)	955,594	3,161,275	127,229	3,045,675
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is excluded from shares used in computed diluted net (loss) income per share as it is anti-dilutive. Any equity awards that have a performance condition are not included in dilutive or anti-dilutive shares until the performance condition is met.
(2) On May 1, 2020, we entered into a financing arrangement which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and nine months ended March 31, 2024, the average market price of our ordinary shares was higher than the strike price of the warrants. The weighted average anti-dilutive effect of the warrants was 309,000 for the three months ended March 31, 2024 (anti-dilutive due to our net loss position), and the weighted average dilutive effect of the warrants was 184,608 for the nine months ended March 31, 2024. For the three and nine months ended March 31, 2023, the average market price of our ordinary shares was lower than the strike price of the warrants; therefore, the total 1,055,377 outstanding warrants were considered anti-dilutive.

Share-based Compensation

Total share-based compensation costs were $18,397 and $48,499 for the three and nine months ended March 31, 2024, respectively, as compared to $8,734 and $31,405 for the three and nine months ended March 31, 2023.

During the current fiscal year, we issued PSUs (the "2024 PSUs") as part of our long-term incentive program. The 2024 PSUs include both a service and performance condition, and the related expense is recognized using an accelerated expense attribution over the requisite service period for each separately vesting portion of the award. The performance condition for these awards is based on one-year financial targets for fiscal year 2024 revenue, adjusted EBITDA, and unlevered free cash flow. Actual shares issued for each grant will range from 0% to 160% of the number of 2024 PSUs granted based on the attainment of the performance condition. Share-based compensation expense for these awards is recognized on an accelerated basis using the grant date fair value and our estimated attainment percentage of the related performance condition. Until the performance condition is measured during the first fiscal quarter following the end of fiscal year 2024, changes in the estimated attainment percentages may cause expense volatility since a cumulative expense adjustment will be recognized in the period a change occurs.

Assets Held for Sale

During the first quarter of fiscal year 2024, we began marketing our customer service facility located in Montego Bay, Jamaica for sale as part of the ongoing efforts to optimize our real estate footprint with many of our team members in Jamaica operating under a remote-first model. We continue to classify the facility as held for sale, which has a carrying value of $16,595 recognized within prepaid expenses and other current assets in the consolidated balance sheet as of March 31, 2024. We have not recognized any losses on the planned sale of these assets. The sale of this facility has subsequently closed during April 2024, resulting in net cash proceeds of $16,785 and an immaterial gain on the sale.

Recently Issued or Adopted Accounting Pronouncements

Adopted Accounting Standards
Supply Chain Finance Programs
In September 2022, the FASB issued Accounting Standards Update No. 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" (ASU 2022-04), which provides authoritative guidance about expanded disclosure requirements for supply chain finance programs. The new standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to suppliers participating in these programs. The adoption of the new disclosure requirements was effective during the first quarter of fiscal year 2024, except for a rollforward of activity within supply chain finance programs, which is effective as part of our annual disclosures for fiscal year 2025. The adoption of the new standard did not have an impact on our consolidated financial statements.

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

All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of March 31, 2024 and June 30, 2023 were $52,555 and $44,522, respectively.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$18,645	$—	$18,645	$—
Currency forward contracts	4,120	—	4,120	—
Currency option contracts	45	—	45	—
Total assets recorded at fair value	$22,810	$—	$22,810	$—

Liabilities
Cross-currency swap contracts	$(918)	$—	$(918)	$—
Currency forward contracts	(497)	—	(497)	—
Currency option contracts	(3,365)	—	(3,365)	—
Total liabilities recorded at fair value	$(4,780)	$—	$(4,780)	$—

	June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$19,218	$—	$19,218	$—
Currency forward contracts	2,301	—	2,301	—
Currency option contracts	990	—	990	—
Total assets recorded at fair value	$22,509	$—	$22,509	$—

Liabilities
Cross-currency swap contracts	$(1,777)	$—	$(1,777)	$—
Currency forward contracts	(4,485)	—	(4,485)	—
Currency option contracts	(3,055)	—	(3,055)	—
Total liabilities recorded at fair value	$(9,317)	$—	$(9,317)	$—

During the nine months ended March 31, 2024 and year ended June 30, 2023, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of March 31, 2024 and June 30, 2023, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2024 and June 30, 2023, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,615,037 and $1,653,989, respectively, and the fair value was $1,621,136 and $1,604,190, respectively. Our debt at March 31, 2024 includes variable-rate debt instruments indexed to Term SOFR and Euribor that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of March 31, 2024 and June 30, 2023, our held-to-maturity marketable securities were held at an amortized cost of $6,499 and $43,037, respectively, while the fair value was $6,470 and $42,667, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
As of March 31, 2024, we estimate that $4,671 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2025. As of March 31, 2024, we had eleven effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR.

Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2024 (1)	$245,000
Contracts with a future start date	430,000
Total	$675,000
________________________
(1) Based on contracts outstanding as of March 31, 2024, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of March 31, 2024, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid, and upon remeasuring the intercompany loan. As of March 31, 2024, we estimate that $399 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2025.
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
As of March 31, 2024, we have one intercompany loan designated as a net investment hedge with a total notional amount of $315,002 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2024 and 2023, we experienced volatility within other (expense) income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
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
As of March 31, 2024, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$671,510	June 2022 through March 2024	Various dates through March 2026	642	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2024 and June 30, 2023. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$18,645	$—	$18,645	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(918)	—	(918)
Total derivatives designated as hedging instruments		$18,645	$—	$18,645		$(918)	$—	$(918)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,262	$(1,142)	$4,120	Other current liabilities / other liabilities	$(806)	$309	$(497)
Currency option contracts	Other current assets / other assets	102	(57)	45	Other current liabilities / other liabilities	(3,431)	66	(3,365)
Total derivatives not designated as hedging instruments		$5,364	$(1,199)	$4,165		$(4,237)	$375	$(3,862)

	June 30, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets / other assets	$19,341	$(123)	$19,218	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(1,777)	—	(1,777)
Total derivatives designated as hedging instruments		$19,341	$(123)	$19,218		$(1,777)	$—	$(1,777)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$2,873	$(572)	$2,301	Other current liabilities / other liabilities	$(6,074)	$1,589	$(4,485)
Currency option contracts	Other current assets / other assets	990	—	990	Other current liabilities / other liabilities	(3,055)	—	(3,055)
Total derivatives not designated as hedging instruments		$3,863	$(572)	$3,291		$(9,129)	$1,589	$(7,540)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$5,623	$(4,007)	$3,673	$7,681
Cross-currency swaps	1,428	(660)	786	(1,237)
Derivatives in net investment hedging relationships
Intercompany loan	4,985	(3,418)	1,441	(9,102)
Currency forward contracts	—	—	(1,080)	—
Total	$12,036	$(8,085)	$4,820	$(2,658)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2024 and 2023:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$(1,630)	$(1,939)	$(6,126)	$(2,632)	Interest expense, net
Cross-currency swaps	(1,748)	595	(1,454)	1,459	Other (expense) income, net
Total before income tax	(3,378)	(1,344)	(7,580)	(1,173)	Income (loss) before income taxes
Income tax	606	375	1,315	402	Income tax expense
Total	$(2,772)	$(969)	$(6,265)	$(771)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023 for derivative instruments for which we did not elect hedge accounting.

	Amount of Gain (Loss) Recognized in Net Income (Loss)				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Currency contracts	$9,071	$(2,428)	$3,715	$2,021	Other (expense) income, net
Total	$9,071	$(2,428)	$3,715	$2,021
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $2,572 for the nine months ended March 31, 2024:

	Gains on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2023	$12,297	$(356)	$(47,001)	$(35,060)
Other comprehensive income (loss) before reclassifications	4,459	—	(4,437)	22
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	(6,265)	—	—	(6,265)
Net current period other comprehensive loss	(1,806)	—	(4,437)	(6,243)
Balance as of March 31, 2024	$10,491	$(356)	$(51,438)	$(41,303)
________________________
(1) Gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2024 and June 30, 2023, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Gains on currency forward and swap contracts designated as net investment hedges, net of tax, of $13,999 and $15,079 have been included in accumulated other comprehensive loss as of March 31, 2024 and June 30, 2023. Intercompany loan hedge gains, net of tax, of $38,184 and $32,516 have been included in accumulated other comprehensive loss as of March 31, 2024 and June 30, 2023, respectively.

6. Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2024 and June 30, 2023 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2023	$295,731	$141,092	$149,797	$194,921	$781,541
Effect of currency translation adjustments (1)	(403)	(896)	(979)	—	(2,278)
Balance as of March 31, 2024	$295,328	$140,196	$148,818	$194,921	$779,263
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2024	June 30, 2023
Compensation costs	$74,110	$74,879
Income and indirect taxes	46,373	53,266
Advertising costs (1)	38,552	16,548
Third party manufacturing and digital content costs	18,911	17,380
Interest payable (2)	12,985	2,847
Shipping costs	11,468	11,146
Variable compensation incentives	8,579	9,413
Sales returns	5,774	6,441
Professional fees	2,662	2,743
Restructuring costs (3)	415	7,567
Other	51,264	54,879
Total accrued expenses	$271,093	$257,109
______________________
(1) The increase in advertising accrued expenses is due in part to the timing of invoice receipts which has resulted in higher accruals at March 31, 2024, as compared to accounts payable at June 30, 2023.
(2) The increase in interest payable as of March 31, 2024, is due to the interest on our 7.0% Senior Notes Due 2026 being payable semi-annually on June 15 and December 15 of each year. Refer to Note 8 for additional detail.
(3) The decrease in restructuring costs included in accrued expenses as of March 31, 2024 is primarily due to severance payments made as a result of the cost reduction actions implemented during fiscal year 2023. Refer to Note 13 for additional details.
Other current liabilities included the following:

	March 31, 2024	June 30, 2023
Current portion of finance lease obligations	$8,397	$9,938
Short-term derivative liabilities	5,639	9,865
Other	1,595	4,666
Total other current liabilities	$15,631	$24,469
Other liabilities included the following:

	March 31, 2024	June 30, 2023
Long-term finance lease obligations	$29,139	$29,822
Long-term compensation incentives	16,220	22,286
Mandatorily redeemable noncontrolling interest	9,682	12,018
Long-term derivative liabilities	715	1,737
Other	23,835	24,195
Total other liabilities	$79,591	$90,058

8. Debt

	March 31, 2024	June 30, 2023
7.0% Senior Notes due 2026	$522,135	$548,300
Senior secured credit facility	1,088,140	1,098,613
Other	4,762	7,076
Debt issuance costs and discounts, net of debt premiums	(13,426)	(16,033)
Total debt outstanding, net	1,601,611	1,637,956
Less: short-term debt (1)	10,935	10,713
Long-term debt	$1,590,676	$1,627,243
_____________________
(1) Balances as of March 31, 2024 and June 30, 2023 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,532 and $3,526, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of March 31, 2024, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement dated as of May 17, 2021 ("Restated Credit Agreement") and the indenture governing our 7.0% Senior Notes due 2026 ("2026 Notes").
Senior Secured Credit Facility
Our Restated Credit Agreement consists of the following:
•A senior secured Term Loan B with a maturity date of May 17, 2028 (the “Term Loan B”), consisting of the following outstanding borrowings at March 31, 2024:
◦a $773,138 tranche that bears interest at Term SOFR plus the Term SOFR Adjustment as defined by our Restated Credit Agreement (with an Adjusted Term SOFR rate floor of 0.50%) plus 3.50%, and
◦a €291,750 (U.S. dollar equivalent of $315,002) tranche that currently bears interest at EURIBOR (with a EURIBOR floor of 0%) plus 3.50%; and
•A $250,000 senior secured revolving credit facility with a maturity date of May 17, 2026 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented. Borrowings under the Revolving Credit Facility bear interest at Term SOFR plus the Term SOFR Adjustment as defined by our Restated Credit Agreement (with an Adjusted Term SOFR rate floor of 0%) plus 2.50% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement. We have no outstanding borrowings under our Revolving Credit Facility as of March 31, 2024.
The LIBOR sunset occurred on June 30, 2023, and under the terms of our Restated Credit Agreement, our benchmark rate transitioned to Term SOFR.
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
As of March 31, 2024, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 7.89%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt.
Senior Unsecured Notes
As of March 31, 2024, we have $522,135 in aggregate principal outstanding of our 2026 Notes, which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date.

During the nine months ended March 31, 2024, we purchased an aggregate principal amount of $26,165 for a purchase price of $24,471, as well as the related settlement of unpaid interest, and we recognized gains on the extinguishment of debt of $1,721.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2024 and June 30, 2023, we had $4,762 and $7,076, respectively, outstanding for those obligations that are payable through September 2027.
9. Income Taxes
Our income tax expense was $10,610 and $35,527 for the three and nine months ended March 31, 2024, respectively, as compared to $8,475 and $143,969 for the three and nine months ended March 31, 2023, respectively. Tax expense increased for the three months as compared to the prior period primarily due to increased profits. Tax expense decreased for the nine months as compared to the prior period due to the full valuation allowance that was recorded in the second quarter of fiscal year 2023 on Swiss deferred tax assets of $116,694 primarily related to Swiss tax reform benefits recognized in fiscal year 2020 and tax loss carryforwards. This was partially offset by increased tax on increased profits. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal year 2024 than for fiscal year 2023 primarily due to forecasted pre-tax profits in fiscal year 2024 as compared to a pre-tax loss in fiscal year 2023. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.

Given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release, if any, are unknown as this is subject to change on the basis of the level of profitability that we are able to actually achieve in future periods.

As of March 31, 2024 we had unrecognized tax benefits of $16,374, including accrued interest and penalties of $2,087. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,267 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $1,300 to $1,400 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.

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

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2023	$10,893	$459
Accretion to redemption value recognized in retained earnings (1)	724	—
Accretion to redemption value recognized in net income attributable to noncontrolling interests (1)	382	—
Net income attributable to noncontrolling interests	411	168
Distribution to noncontrolling interests	(200)	—
Purchase of noncontrolling interest	(65)	—
Foreign currency translation	(5)	(4)
Balance as of March 31, 2024	$12,140	$623
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
As of March 31, 2024, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, Vista Corporate Solutions, and Depositphotos, which together represent a full-service design, digital, and print solution.
•PrintBrothers - Includes the results of druck.at, Printdeal, and WIRmachenDRUCK, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in Austria, Belgium, Germany, the Netherlands, and Switzerland.
•The Print Group - Includes the results of Easyflyer, Exaprint, Packstyle, Pixartprinting, and Tradeprint, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in France, Italy, Spain, and the United Kingdom.
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
The expense value of our PSU awards is based on fair value and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of this amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within central and corporate costs.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue:
Vista	$417,896	$396,642	$1,299,694	$1,203,747
PrintBrothers	150,304	139,569	467,673	420,866
The Print Group	88,049	85,504	261,856	251,663
National Pen	89,181	81,113	307,008	283,400
All Other Businesses	49,103	49,037	161,186	160,862
Total segment revenue	794,533	751,865	2,497,417	2,320,538
Inter-segment eliminations (1)	(13,945)	(9,701)	(38,172)	(29,757)
Total consolidated revenue	$780,588	$742,164	$2,459,245	$2,290,781
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended March 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$296,717	$—	$—	$51,932	$39,743	$388,392
Europe	99,381	149,552	85,532	28,928	—	363,393
Other	21,533	—	—	1,183	6,087	28,803
Inter-segment	265	752	2,517	7,138	3,273	13,945
Total segment revenue	417,896	150,304	88,049	89,181	49,103	794,533
Less: inter-segment elimination	(265)	(752)	(2,517)	(7,138)	(3,273)	(13,945)
Total external revenue	$417,631	$149,552	$85,532	$82,043	$45,830	$780,588

	Nine Months Ended March 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$911,465	$—	$—	$163,896	$132,527	$1,207,888
Europe	315,926	465,472	253,360	120,147	—	1,154,905
Other	71,303	—	—	4,591	20,558	96,452
Inter-segment	1,000	2,201	8,496	18,374	8,101	38,172
Total segment revenue	1,299,694	467,673	261,856	307,008	161,186	2,497,417
Less: inter-segment elimination	(1,000)	(2,201)	(8,496)	(18,374)	(8,101)	(38,172)
Total external revenue	$1,298,694	$465,472	$253,360	$288,634	$153,085	$2,459,245

	Three Months Ended March 31, 2023
	Vista (1)	PrintBrothers	The Print Group	National Pen	All Other	Total (1)
Revenue by Geographic Region:
North America	$284,457	$—	$—	$50,938	$41,524	$376,919
Europe	90,332	139,187	83,096	23,811	—	336,426
Other	21,583	—	—	1,180	6,056	28,819
Inter-segment	270	382	2,408	5,184	1,457	9,701
Total segment revenue	396,642	139,569	85,504	81,113	49,037	751,865
Less: inter-segment elimination	(270)	(382)	(2,408)	(5,184)	(1,457)	(9,701)
Total external revenue	$396,372	$139,187	$83,096	$75,929	$47,580	$742,164

	Nine Months Ended March 31, 2023
	Vista (1)	PrintBrothers	The Print Group	National Pen	All Other	Total (1)
Revenue by Geographic Region:
North America	$856,812	$—	$—	$162,593	$137,016	$1,156,421
Europe	275,826	419,658	244,378	99,555	—	1,039,417
Other	69,827	—	—	5,862	19,254	94,943
Inter-segment	1,282	1,208	7,285	15,390	4,592	29,757
Total segment revenue	1,203,747	420,866	251,663	283,400	160,862	2,320,538
Less: inter-segment elimination	(1,282)	(1,208)	(7,285)	(15,390)	(4,592)	(29,757)
Total external revenue	$1,202,465	$419,658	$244,378	$268,010	$156,270	$2,290,781
___________________
(1) During fiscal year 2023, we identified an immaterial error in our previously disclosed revenue by geographic area for our Vista reportable segment for the three and nine months ended March 31, 2023, which understated revenue in North America and Europe, with an offsetting overstatement in the Other geographies. We have corrected the disclosed figures as included herein.

The following table includes segment EBITDA by reportable segment, total income (loss) from operations and total income (loss) before income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Segment EBITDA:
Vista	$71,802	$60,392	$249,402	$146,286
PrintBrothers	16,809	15,886	64,976	50,386
The Print Group	18,190	13,589	50,240	39,490
National Pen	4,815	(3,336)	22,377	20,150
All Other Businesses	3,966	5,036	18,407	16,620
Total segment EBITDA	115,582	91,567	405,402	272,932
Central and corporate costs	(39,472)	(34,447)	(107,219)	(102,827)
Depreciation and amortization	(37,072)	(39,751)	(116,103)	(121,567)
Restructuring-related charges	(128)	(30,115)	(277)	(43,142)
Certain impairments and other adjustments	328	549	(786)	(1,982)
Total income (loss) from operations	39,238	(12,197)	181,017	3,414
Other (expense) income, net	(3,651)	1,377	2,377	11,382
Interest expense, net	(30,158)	(30,515)	(89,946)	(83,918)
Gain on early extinguishment of debt	—	—	1,721	—
Income (loss) before income taxes	$5,429	$(41,335)	$95,169	$(69,122)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Depreciation and amortization:
Vista	$13,040	$14,480	$41,091	$43,343
PrintBrothers	3,789	4,175	11,702	14,097
The Print Group	6,184	5,269	18,006	16,930
National Pen	3,228	4,820	13,408	16,506
All Other Businesses	4,604	4,375	13,660	13,217
Central and corporate costs	6,227	6,632	18,236	17,474
Total depreciation and amortization	$37,072	$39,751	$116,103	$121,567

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Purchases of property, plant and equipment:
Vista	$6,488	$3,006	$15,958	$12,575
PrintBrothers	(132)	2,010	5,110	3,771
The Print Group	1,933	3,995	12,976	14,084
National Pen	313	889	4,468	3,336
All Other Businesses	1,455	815	4,871	2,650
Central and corporate costs	413	281	1,042	1,070
Total purchases of property, plant and equipment	$10,470	$10,996	$44,425	$37,486

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Capitalization of software and website development costs:
Vista	$6,231	$5,894	$18,921	$17,668
PrintBrothers	521	104	1,434	1,562
The Print Group	891	866	2,641	2,127
National Pen	1,111	778	3,087	1,878
All Other Businesses	1,582	1,008	3,879	2,831
Central and corporate costs	4,699	6,285	13,417	18,115
Total capitalization of software and website development costs	$15,035	$14,935	$43,379	$44,181
The following table sets forth long-lived assets by geographic area:

	March 31, 2024	June 30, 2023
Long-lived assets (1):
United States (2)	$72,754	$83,956
Switzerland	67,939	73,857
Netherlands	60,787	65,547
Canada	56,533	57,328
Italy	38,557	42,377
Germany	32,443	27,813
France	29,476	29,302
Australia	21,070	19,664
Jamaica (3)	1,021	17,834
Other	87,778	86,690
Total	$468,358	$504,368
___________________
(1) Excludes goodwill of $779,263 and $781,541, intangible assets, net of $83,235 and $109,196, deferred tax assets of $9,435 and $12,740 as of March 31, 2024 and June 30, 2023, respectively, as well as marketable securities, non-current of $4,497 as of June 30, 2023.
(2) The decrease in the United States long-lived assets is due to the reclassification of a tax receivable from non-current to current during the current fiscal year.
(3) The decrease in Jamaica's long-lived assets is due to the planned sale of an owned customer service facility as we continue to optimize our real estate footprint with many of these team members operating under a remote-first model, which resulted in the classification of the related assets as held-for-sale as of March 31, 2024. The assets are now presented as part of prepaid expenses and other current assets in the consolidated balance sheet. Refer to Note 2 for additional details.
12. Commitments and Contingencies
Purchase Obligations
At March 31, 2024, we had unrecorded commitments under contract of $184,433, including inventory, third-party fulfillment and digital service purchase commitments of $85,846; third-party cloud services of $55,945; software of $14,243; advertising of $2,861; professional and consulting fees of $4,501; production and computer equipment purchases of $2,494; and other unrecorded purchase commitments of $18,543.
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

During the three and nine months ended March 31, 2024, we recognized restructuring expense of $128 and $277, respectively. The restructuring charges recognized in the current period primarily include adjustments made to the previously estimated restructuring expense for actions taken in our Vista and National Pen reportable segments. We do not expect any additional material charges for these restructuring actions.

During the three and nine months ended March 31, 2023, we recognized restructuring expense of $30,115 and $43,142, respectively. For the three and nine months ended March 31, 2023, we recognized restructuring charges in our Vista business of $20,406 and $29,128, and in our central and corporate costs of $9,075 and $9,330, respectively. These charges were related to actions taken during March 2023 that were intended to reduce costs and support expanded profitability, reduced leverage, and increased speed, focus and accountability.

We also recognized restructuring charges in our National Pen business for the three and nine months ended March 31, 2023 in the amounts of $639 and $1,127, respectively, which included employee termination benefits for actions to exit the Japanese market and to migrate our European production operations from Ireland to the Czech Republic.

Additionally, we recognized restructuring costs of $3,556 for the nine months ended March 31, 2023 within our All Other Businesses reportable segment, which included losses related to the sale of our Chinese business.

The following table summarizes the restructuring activity during the nine months ended March 31, 2024.

	Severance and Related Benefits	Other Restructuring Costs	Accrued Restructuring Liability
Balance as of June 30, 2023	$7,567	$—	$7,567
Restructuring charges	240	37	277
Cash payments	(7,397)	—	(7,397)
Non-cash charges	—	(37)	(37)
Foreign currency translation	5	—	5
Balance as of March 31, 2024	$415	$—	$415
14. Related Party Transaction

On March 3, 2024, we repurchased 300,000 of our outstanding ordinary shares, par value €0.01 per share, from The Spruce House Partnership LLC (“Spruce House”) in a privately negotiated transaction at a price of $97.50 per share, representing a discount of $2.14 to the closing price of our ordinary shares on March 1, 2024 (the “Transaction”).

Zachary Sternberg, a Managing Member of Spruce House, serves as a member of Cimpress’ Board of Directors and Audit Committee. In light of the foregoing, the disinterested members of Cimpress’ Audit Committee reviewed the Transaction under our related person transaction policy and considered, among other things, Mr. Sternberg’s and Spruce House’s interest in the Transaction, the approximate dollar value of the Transaction, and the purpose and the potential benefits to Cimpress of entering into the Transaction. Based on these considerations, the disinterested members of the Audit Committee concluded that the Transaction was in our best interest. The Transaction was effected pursuant to the share repurchase program approved by Cimpress’ Board of Directors and announced on January 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, including liquidity, our expectations with respect to our leverage and capital allocation opportunities, future payment terms with suppliers, legal proceedings, our expectations with respect to our valuation allowance, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and inflation; our inability to make the investments in our business that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by political instability and war in Ukraine, Israel, or elsewhere; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and the documents that we periodically file with the SEC.
Overview
Cimpress is a strategically focused collection of businesses that specialize in print mass customization. We have five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. For further details on our reportable segments, refer to Note 11 in our accompanying consolidated financial statements.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and nine months ended March 31, 2024 as compared to the three and nine months ended March 31, 2023 follows:
Third Quarter Fiscal Year 2024
•Revenue increased by 5% to $780.6 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income increased by $51.4 million to $39.2 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $25.0 million to $94.2 million.
•Diluted net loss per share attributable to Cimpress plc decreased to $0.15 from $1.88 in the prior comparable period.

Year to Date Fiscal Year 2024
•Revenue increased by 7% to $2,459.2 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 5%.
•Operating income increased by $177.6 million to $181.0 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $123.4 million to $349.3 million.
•Diluted net income (loss) per share attributable to Cimpress plc increased to income of $2.16 from a loss of $8.19 in the prior fiscal year.
•Cash provided by operating activities increased by $157.2 million to $225.6 million.
•Adjusted free cash flow (a non-GAAP financial measure) increased by $155.6 million to $144.2 million.
For the three and nine months ended March 31, 2024, the increase in reported revenue was primarily due to growth across our Vista, PrintBrothers and National Pen reportable segments. The earlier timing of the Easter holiday dampened revenue growth for the current-year periods, as this holiday was in the fourth fiscal quarter last year but at the end of the current fiscal quarter this year. Currency exchange fluctuations had a positive effect on revenue growth during the current-year periods. Revenue growth in our Vista business was driven by increases to total customer count as well as revenue per customer. Vista revenue grew across all major markets, with the strongest physical product category growth rates coming from sales of signage and promotional products, apparel and gifts.
The increase to operating income during the three and nine months ended March 31, 2024 was driven by higher gross profit that benefited from the revenue growth described above as well as gross margin expansion. Operating income also benefited from year-over-year operating expense efficiencies, and lower restructuring costs of $30.0 million and $42.9 million, respectively, as a result of cost reduction actions that were completed during the prior year.
Adjusted EBITDA increased during the three and nine months ended March 31, 2024, primarily driven by the operating income growth described above, which was partially offset by $4.2 million and $15.7 million of year-over-year net unfavorable currency impacts, respectively. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and gains or losses on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA.
Diluted net (loss) income per share attributable to Cimpress plc improved year over year for the three and nine months ended March 31, 2024, primarily due to the operating income increase described above. There was also $108.4 million lower income tax expense for the year-to-date period primarily due to the recognition of a full valuation allowance on Swiss deferred tax assets in the prior-year period. For the nine months ended March 31, 2024, these increases to income were partially offset by higher interest expense, net of $6.0 million, driven by an increased weighted-average interest rate. Net currency impacts on net income were negative year over year, primarily due to unrealized currency losses caused by exchange rate volatility and lower realized gains on our derivative contracts.
During the nine months ended March 31, 2024, cash from operations increased $157.2 million year over year due primarily to the increase in operating income as described above, as well as increased working capital inflows of $33.8 million, which were driven in part by the non-recurrence of the prior year's higher inventory levels that were intended to mitigate supply chain issues. This favorable impact was partially offset by higher cash taxes of $15.8 million, due in part to increased prior-year assessments in one jurisdiction driven by profitability growth, and higher net cash interest payments of $16.6 million.
Adjusted free cash flow increased by $155.6 million for the nine months ended March 31, 2024, due to the operating cash flow increase described above, as well as $4.6 million higher proceeds from the sale of assets, primarily driven by the sale of our previously owned manufacturing facility in Japan. These increases were partially offset by $6.9 million of higher capitalized expenditures.

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
Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2024 and 2023 are shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2024	2023	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$417,896	$396,642	5%	0%	5%	—%	5%
PrintBrothers	150,304	139,569	8%	(2)%	6%	—%	6%
The Print Group	88,049	85,504	3%	(1)%	2%	—%	2%
National Pen	89,181	81,113	10%	0%	10%	—%	10%
All Other Businesses	49,103	49,037	0%	0%	0%	—%	0%
Inter-segment eliminations	(13,945)	(9,701)
Total revenue	$780,588	$742,164	5%	(1)%	4%	—%	4%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2024	2023	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,299,694	$1,203,747	8%	(1)%	7%	—%	7%
PrintBrothers	467,673	420,866	11%	(5)%	6%	—%	6%
The Print Group	261,856	251,663	4%	(5)%	(1)%	—%	(1)%
National Pen	307,008	283,400	8%	(2)%	6%	—%	6%
All Other Businesses	161,186	160,862	0%	(1)%	(1)%	—%	(1)%
Inter-segment eliminations	(38,172)	(29,757)
Total revenue	$2,459,245	$2,290,781	7%	(2)%	5%	—%	5%
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

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of revenue	$404,668	$394,908	$1,266,874	$1,228,036
% of revenue	51.8%	53.2%	51.5%	53.6%
For the three and nine months ended March 31, 2024, cost of revenue increased by $9.8 million and $38.8 million, respectively, year over year, partially driven by unfavorable changes in currency exchange rates of $3.1 million and $31.4 million, respectively, as well as higher production and shipping costs due to volume growth and product mix shifts in some of our businesses. These cost increases were partially offset by lower input costs as well as savings that resulted from the March 2023 cost reduction actions. For the year-to-date period, cost of revenue benefited $3.0 million from a favorable indirect tax ruling.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Technology and development expense	$83,790	$78,287	7%	$238,081	$230,485	3%
% of revenue	10.7%	10.5%		9.7%	10.1%
Marketing and selling expense	$191,591	$187,234	2%	$595,622	$593,312	0%
% of revenue	24.5%	25.2%		24.2%	25.9%
General and administrative expense	$54,254	$52,578	3%	$151,388	$156,441	(3)%
% of revenue	7.0%	7.1%		6.2%	6.8%
Amortization of acquired intangible assets	$6,919	$11,239	(38)%	$25,986	$35,951	(28)%
% of revenue	0.9%	1.5%		1.1%	1.6%
Restructuring expense (1)	$128	$30,115	(100)%	$277	$43,142	(99)%
% of revenue	0.0%	4.1%		0.0%	1.9%
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
Technology and development expenses increased by $5.5 million and $7.6 million for the three and nine months ended March 31, 2024, respectively, as compared to the prior-year periods. The majority of the increases were driven by higher share-based compensation costs of $3.2 million and $5.8 million, respectively, due to a higher grant value and the impact from our 2024 PSU grants that have an accelerated expense profile as well as expense volatility from changes in the estimated attainment of the related performance condition. The expense increases were also impacted by higher amortization of capitalized software of $1.6 million and $5.5 million, respectively, as compared to the prior periods, driven by the higher capitalized asset base and fluctuations in currency exchange rates. Third-party technology costs also increased by $2.4 million and $4.2 million, respectively, year over year, driven in part by our businesses' further adoption of certain products offered through our mass customization platform, which has driven increased consumption of those services. These increases were partially offset by lower cash compensation costs of $1.2 million and $4.7 million, respectively, due primarily to cost savings resulting from the March 2023 restructuring actions that reduced headcount.

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
For the three and nine months ended March 31, 2024, marketing and selling expenses increased by $4.4 million and $2.3 million, respectively, primarily due to higher advertising spend of $4.4 million and $10.1 million, as compared to the prior-year periods. Share-based compensation costs increased $3.6 million and $4.7 million, respectively, due to a higher grant value year over year and the impact from our 2024 PSU grants as described above. Payment processing fees also increased $0.8 million and $4.0 million, as compared to the prior-year periods, due to increased order volumes. These cost increases are offset in part by lower cash compensation costs of $2.7 million and $9.0 million during the three and nine months ended March 31, 2024, primarily due to the cost reduction actions that were implemented in March 2023. There was also lower third-party consulting spend of $1.5 million and $4.1 million, as compared to the year-ago periods, mainly in our Vista business, and lower building costs driven by actions taken over the past year to further optimize our real estate footprint for many of our team members operating under a remote-first model.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the three months ended March 31, 2024, general and administrative expenses increased $1.7 million year over year, largely driven by $4.1 million of higher share-based compensation costs due to a higher grant value year over year and the impact from our 2024 PSU grants as described above. This increase was partially offset by a $1.1 million reduction to third-party consulting spend as well as lower cash compensation costs of $0.9 million, primarily due to the cost reduction actions that were implemented in March 2023.
General and administrative expenses decreased by $5.1 million during the nine months ended March 31, 2024 as compared to the prior-year period. The year-to-date decrease was driven by a $4.2 million reduction to third-party consulting spend, $3.5 million of lower cash compensation largely driven by a reduction to long-term incentive compensation expense due to lower than previously estimated attainment levels in certain Cimpress businesses, and cost savings from the March 2023 cost reductions, which were partially offset by increased compensation costs from our annual merit cycle. Additionally, the cost decrease was impacted by nonrecurring expense of $2.4 million for the prior-year termination of one of our leased office locations, as well as the exit of our business in China during fiscal year 2023 that reduced our general and administrative expenses by $1.8 million versus the prior year. These decreases were partially offset by increases to share-based compensation costs of $8.5 million largely driven by the 2024 PSU grants as described above.
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

The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gains (losses) on derivatives not designated as hedging instruments	$9,071	$(2,428)	$3,715	$2,021
Currency-related (losses) gains, net	(12,434)	4,187	(2,071)	10,217
Other (losses) gains	(288)	(382)	733	(856)
Total other (expense) income, net	$(3,651)	$1,377	$2,377	$11,382
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
We experience currency-related net gains and losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. Gains on the revaluation of non-functional currency debt and on a cross-currency swap contract designated as a cash flow hedge are included in our currency-related losses, net, offsetting the impact of certain non-functional currency intercompany relationships.
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
Interest expense, net decreased $0.4 million during the three months ended March 31, 2024, primarily due to lower interest expense associated with our 2026 Notes driven by our previously disclosed purchase of a portion of those notes, as well as $1.3 million higher interest income earned on our cash and marketable securities. These interest expense, net reductions were partially offset by a year-over-year increase to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B.
For the nine months ended March 31, 2024, interest expense, net increased $6.0 million as compared to the prior-year period, primarily due to a higher weighted-average interest rate (net of interest rate swaps), which was partially offset by lower interest expense associated with our 2026 Notes for the same reason described above and a $3.2 million increase to interest income earned on our cash and marketable securities.
Gain on extinguishment of debt
During the nine months ended March 31, 2024, we recognized gains on the extinguishment of debt of $1.7 million, resulting from the purchase of 2026 Notes' principal of $26.2 million. Refer to Note 8 in our accompanying consolidated financial statements for additional details.
Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Income tax expense	$10,610	$8,475	$35,527	$143,969
Effective tax rate	195.4%	(20.5)%	37.3%	(208.3)%

Tax expense increased for the three months ended March 31, 2024 versus the prior comparable period due to increased profits as we reported pre-tax income for the three months ended March 31, 2024 and pre-tax losses in the comparable period. Tax expense decreased for the nine months ended March 31, 2024 versus the prior comparable period due to the full valuation allowance on Swiss deferred tax assets of $116.7 million recorded during the nine months ended March 31, 2023.

Given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release, if any, are unknown as this is subject to change on the basis of the level of profitability that we are able to actually achieve in future periods. Any future valuation allowance release will not have a cash tax impact.

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
Vista

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Reported Revenue	$417,896	$396,642	5%	$1,299,694	$1,203,747	8%
Segment EBITDA	71,802	60,392	19%	249,402	146,286	70%
% of revenue	17%	15%		19%	12%

Segment Revenue
Vista's reported revenue growth for the three months ended March 31, 2024 was minimally affected by currency versus last year, while currency had a 1% favorable impact on the reported revenue growth during the nine months ended March 31, 2024. For these same periods, constant-currency revenue growth was 5% and 7%, respectively, and was driven by increases in total customer count as well as revenue per customer. Revenue was higher year over year across all major markets, with significant growth in sales of signage and promotional products, apparel and gifts. Vista continues to improve its customer experience, resulting in higher customer satisfaction and lower credit rates.
Segment Profitability
For the three and nine months ended March 31, 2024, segment EBITDA increased by $11.4 million and $103.1 million, respectively. Incremental gross profit was driven by the revenue growth described above, lower input costs, and efficiency gains as compared to the prior-year periods. Segment EBITDA growth was also driven by lower operating expenses, excluding the effect of restructuring costs which do not impact segment EBITDA, of $6.4 million and $26.6 million, respectively, for these same periods, primarily due to savings resulting from cost reduction actions implemented in March 2023. These operating expense savings were partially offset by inflationary cost increases, such as the annual merit cycle increases' effect on compensation costs. Advertising expenses were higher year over year for both periods presented and for the current quarter was higher as a percentage of revenue due to a slightly higher mix of spend in mid- and upper-funnel channels where there are additional opportunities to drive awareness. For the year-to-date period, advertising expenses as a percentage of revenue were lower year over year as efficiency gains more than offset the mix effect of higher mid- and upper-funnel spend.
Changes in currency exchange rates had a positive impact on segment EBITDA of $0.1 million and $4.5 million, respectively, as compared to the prior-year periods.

PrintBrothers

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Reported Revenue	$150,304	$139,569	8%	$467,673	$420,866	11%
Segment EBITDA	16,809	15,886	6%	64,976	50,386	29%
% of revenue	11%	11%		14%	12%
Segment Revenue
PrintBrothers' reported revenue growth for the three and nine months ended March 31, 2024 was positively affected by currency impacts of 2% and 5%, respectively, with revenue increasing on a constant-currency basis by 6% in both periods. Constant-currency growth was driven primarily by continued order volume growth, partially offset by customers purchasing lower quantities in certain product categories.
Segment Profitability
PrintBrothers' segment EBITDA for the three and nine months ended March 31, 2024 grew year over year, driven by the constant-currency revenue growth described above, as well as gross margin expansion that benefited from lower input costs. Segment EBITDA also benefited from $1.5 million of government incentives during the nine months ended March 31, 2024. Currency exchange fluctuations positively impacted segment EBITDA year over year by $0.4 million and $3.4 million, respectively. The increase to PrintBrothers' segment EBITDA in the three and nine months ended March 31, 2024 was partially offset by $1.7 million of expense in our Printdeal business related to an unfavorable court ruling that is being appealed; we do not expect this matter to have a material impact on future periods.
The Print Group

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Reported Revenue	$88,049	$85,504	3%	$261,856	$251,663	4%
Segment EBITDA	18,190	13,589	34%	50,240	39,490	27%
% of revenue	21%	16%		19%	16%
Segment Revenue
The Print Group's reported revenue for the three and nine months ended March 31, 2024 was positively affected by currency impacts of 1% and 5%, respectively, with revenue increasing on a constant-currency basis by 2% during the current quarter and decreasing 1% on a year-to-date basis. This segment is continuing to see order growth, while revenue growth continues to be dampened by customers purchasing lower quantities in certain product categories and headwinds in the reseller channel.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three and nine months ended March 31, 2024 as compared to the prior-year periods was largely driven by $3.2 million and $13.0 million of gross profit growth, respectively, as gross margins expanded materially, benefiting from a reduction in key input costs such as raw materials, energy and shipping. Segment EBITDA also benefited from a reduction in long-term incentive compensation expense of $1.7 million and $2.8 million for the three and nine months ended March 31, 2024, respectively, due to volatility in the estimated payouts. Currency exchange fluctuations positively impacted segment EBITDA year over year by $0.2 million and $2.2 million, respectively.

National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Reported Revenue	$89,181	$81,113	10%	$307,008	$283,400	8%
Segment EBITDA	4,815	(3,336)	244%	22,377	20,150	11%
% of revenue	5%	(4)%		7%	7%
Segment Revenue
For the three months ended March 31, 2024, National Pen's revenue growth was minimally affected by currency versus last year, while currency positively impacted revenue by 2% for the nine months ended March 31, 2024, resulting in constant-currency revenue growth of 10% and 6%, respectively. National Pen continued to deliver strong growth within its e-commerce and telesales channels, as well as from fulfillment for other Cimpress businesses.
Segment Profitability
The increase in National Pen's segment EBITDA for the three months ended March 31, 2024 was driven by the revenue growth described above; $2.7 million less advertising spend year over year, primarily in its direct mail channel; and $0.9 million of less long-term incentive compensation expense, primarily due to changes in the estimated payouts. Currency exchange fluctuations had an immaterial effect on segment EBITDA during the current fiscal quarter.
The increase in National Pen's segment EBITDA for the nine months ended March 31, 2024 was driven by revenue growth described above as well as $1.7 million less long-term incentive compensation expense, primarily due to changes in the estimated payouts. These increases were partially offset by higher advertising spend of $4.6 million, primarily during the first half of the current fiscal year to support its e-commerce channel, as well as higher operating expenses year over year. Currency exchange fluctuations had a negative year-over-year impact of $1.4 million for the nine months ended March 31, 2024.
All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Reported Revenue	$49,103	$49,037	0%	$161,186	$160,862	0%
Segment EBITDA	3,966	5,036	(21)%	18,407	16,620	11%
% of revenue	8%	10%		11%	10%
This segment includes BuildASign and Printi, an early-stage business that we have managed at a relatively modest operating loss.
Segment Revenue
All Other Businesses' constant-currency revenue was relatively flat during the three and nine months ended March 31, 2024. BuildASign generates the majority of revenue in this segment, and revenue was flat year over year as this business delivered stronger growth in their signage products and from fulfillment for other Cimpress businesses, while real estate-related and home-decor products continued to experience revenue headwinds.
Segment Profitability
The decrease in segment EBITDA for the three months ended March 31, 2024 was primarily due to the decline of profitability in our BuildASign business, partly due to flat revenue growth, less efficient advertising spend, and $1.0 million of increased long-term incentive compensation expense, primarily due to changes in the estimated payouts that benefited the prior-year period but did not recur this year. Partially offsetting the profitability decline, our Printi business reduced their operating losses as it continues to gain scale and deliver efficiencies.

During the nine months ended March 31, 2024 segment EBITDA increased year over year, partially driven by $2.4 million of reduced long-term incentive compensation expense caused by lower forecasted payouts for business-specific long-term incentive awards when compared to the year-ago period. Segment EBITDA also benefited from the fiscal year 2023 exit of our business in China, which drove $1.8 million of losses in the year-ago period, and reduced operating losses in our Printi business.
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
During the three and nine months ended March 31, 2024, central and corporate costs increased by $5.0 million and $4.4 million, as compared to the prior-year periods. The increases were largely driven by $8.7 million and $15.5 million of increased share-based compensation expense, respectively, due to a higher grant pool and the impact from our 2024 PSU grants that have an accelerated expense profile as well as expense volatility from changes in the estimated attainment of the related performance condition. This increase was partially offset by lower cash compensation expense of $0.9 million and $5.0 million due to savings from the March 2023 cost reductions, as well as lower third-party consulting spend of $0.9 million and $4.3 million, respectively, as compared to the prior-year periods.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$225,627	$68,474
Net cash used in investing activities	(44,709)	(108,351)
Net cash used in financing activities	(157,506)	(125,766)
The cash flows during the nine months ended March 31, 2024 related primarily to the following items:
Cash inflows:
•Net income of $59.6 million
•Adjustments for non-cash items of $160.3 million primarily related to adjustments for depreciation and amortization of $116.1 million, share-based compensation costs of $48.5 million, and deferred taxes of $1.1 million partially offset by unrealized currency-related gains of $4.2 million, and the gain on extinguishment of debt of $1.7 million
•Proceeds from the maturity of held-to-maturity securities of $36.7 million
•Proceeds from the sale of assets of $6.4 million, which primarily included proceeds from the sale of our Japanese manufacturing facility following our prior year exit from the Japanese market
•Net working capital inflow of $5.7 million, primarily due to further reductions to inventory following the prior-year build up of safety stock to mitigate the risk of supply chain disruptions as well as timing impacts from favorable changes to accounts payable and accrued liabilities
Cash outflows:
•Purchases of our ordinary shares for $100.7 million

•Capital expenditures of $44.4 million, of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Internal and external costs of $43.4 million for software and website development that we have capitalized
•Payments for the purchase of a portion of our 2026 Notes for $24.5 million
•Payment of withholding taxes in connection with share awards of $14.1 million, primarily driven by the annual vesting of share grants during August 2023
•Repayments of debt, net of proceeds from borrowings, of $10.9 million
•Payments for finance lease arrangements of $7.5 million
Additional Liquidity and Capital Resources Information. At March 31, 2024, we had $154.3 million of cash and cash equivalents, $6.5 million of marketable securities, and $1,615.0 million of debt, excluding debt issuance costs and debt premiums and discounts. During the nine months ended March 31, 2024, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the three months ended March 31, 2024, we purchased and retired 1,085,574 of our ordinary shares for $100.7 million. In April 2024 we repurchased an additional 202,452 shares for $19.3 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities; therefore, any additional repurchases will be price dependent.
During the nine months ended March 31, 2024, we also allocated $24.5 million of capital toward the purchase of a portion of our 2026 Notes, and we will continue to consider using excess liquidity to repurchase our debt. We have significantly reduced our net leverage over the last year primarily through increased profitability driven by the combination of returns from past investments, the focusing of our growth investments, restrained growth of operating expenses, and the easing of inflationary pressure on our input costs. This increased profitability and resultant cash flow generation should provide the opportunity to continue to delever our balance sheet while also opportunistically allocating capital that enhances our intrinsic value per share.
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
Indefinitely Reinvested Earnings. As of March 31, 2024, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $77.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.

Contractual Obligations
Contractual obligations at March 31, 2024 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$82,147	$21,342	$26,428	$13,794	$20,583
Purchase commitments	184,433	132,008	33,092	19,333	—
2026 Notes and interest payments	613,508	36,549	576,959	—	—
Senior secured credit facility and interest payments (2)	1,425,789	96,931	185,757	1,143,101	—
Other debt	4,762	3,278	1,409	75	—
Finance leases, net of subleases (1)	35,536	9,368	8,662	4,832	12,674
Total (3)	$2,346,175	$299,476	$832,307	$1,181,135	$33,257
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.3 million as of March 31, 2024 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2028. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $2.9 million in the aggregate outstanding as of March 31, 2024.
Purchase Commitments. At March 31, 2024, we had unrecorded commitments under contract of $184.4 million. Purchase commitments consisted of third-party fulfillment and digital services of $85.8 million; third-party cloud services of $55.9 million; software of $14.2 million; advertising of $2.9 million; commitments for professional and consulting fees of $4.5 million; production and computer equipment purchases of $2.5 million; and other commitments of $18.5 million.
Senior Secured Credit Facility and Interest Payments. As of March 31, 2024, we have borrowings under our Restated Credit Agreement of $1,088.1 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million Revolving Credit Facility with a maturity date of May 17, 2026, under our Restated Credit Agreement, has $238.0 million unused as of March 31, 2024. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of March 31, 2024 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule.
2026 Notes and Interest Payments. Our $522.1 million 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. During the nine months ended March 31, 2024, we purchased an aggregate principal amount of $26.2 million for a purchase price of $24.5 million, as well as the related settlement of unpaid interest, which resulted in the recognition of a gain on the extinguishment of debt of $1.7 million.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2026 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of March 31,

2024, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2024, we had $4.8 million outstanding for those obligations that have repayments due on various dates through September 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2024 is $27.8 million, net of accumulated depreciation of $31.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2024 amounts to $37.5 million.
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

The table below sets forth operating income and adjusted EBITDA for the three and nine months ended March 31, 2024 and 2023:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
GAAP operating income (loss)	$39,238	$(12,197)	$181,017	$3,414
Exclude expense (benefit) impact of:
Depreciation and amortization	37,072	39,751	116,103	121,567
Share-based compensation expense	18,397	7,242	48,499	29,264
Certain impairments and other adjustments	(328)	(549)	786	1,982
Restructuring-related charges	128	30,115	277	43,142
Realized (losses) gains on currency derivatives not included in operating income (loss) (1)	(349)	4,783	2,646	26,553
Adjusted EBITDA	$94,158	$69,145	$349,328	$225,922
_________________
(1) These realized gains include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the nine months ended March 31, 2024 and 2023:

In thousands	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$225,627	$68,474
Purchases of property, plant and equipment	(44,425)	(37,486)
Capitalization of software and website development costs	(43,379)	(44,181)
Proceeds from the sale of assets (1)	6,419	1,864
Adjusted free cash flow (1)	$144,242	$(11,329)
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
As of March 31, 2024, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2024, we had $1,088.1 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2024, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of March 31, 2024, would result in a $8.7 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our (loss) income before income taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $0.9 million on our income before income taxes for the nine months ended March 31, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

    On January 31, 2024, we announced that our Board had authorized us to repurchase up to $150.0 million aggregate purchase price (excluding any fees, commissions, or other expenses of such purchases) of Cimpress' issued and outstanding ordinary shares on the open market, through privately negotiated transactions, or in one or more self tender offers. The Board did not set an expiration date for this repurchase program, and we may suspend or discontinue our share repurchases at any time.

The following table outlines the repurchase of our ordinary shares during the three months ended March 31, 2024 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2024 through January 31, 2024	—	$—	—	$150.0
February 1, 2024 through February 29, 2024	726,734	90.29	726,734	84.4
March 1, 2024 through March 31, 2024	358,840	97.81	358,840	49.3
Total	1,085,574	$92.78	1,085,574	$49.3
_________________
(1) Average price paid per share excludes an immaterial amount of broker commissions paid.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 2, 2024                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)