Form 10-K
period 2024-06-30
CIMPRESS plc
filed 2024-08-09
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.76 billion on December 31, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of August 5, 2024, there were 25,066,128 Cimpress plc ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2024. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS PLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2024

PART I
Item 1. Business
Overview & Strategy
Cimpress is a strategically focused collection of businesses that specialize in print mass customization, through which we deliver large volumes of individually small-sized customized orders of printed materials and related products. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy that seeks to produce goods and services to meet individual customer needs with near mass production efficiency. We discuss mass customization in more detail further below.
We have grown substantially over our history, from $0 in 1995 to $0.2 billion of revenue in fiscal year 2006, the year when we became a publicly traded company, then to $3.3 billion of revenue in fiscal year 2024. As we have grown we have achieved important benefits of scale. Our strategy is to invest in and build customer-focused, entrepreneurial print mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
We believe this decentralized structure is beneficial in many ways as it enables our businesses to be more customer focused, to make better decisions faster, to manage a holistic cross-functional value chain required to serve customers well, to be more agile, to be held more accountable for driving investment returns, and to understand where we are successful and where we are not. This structure delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses. We believe this approach has provided great value, enabling our businesses to respond quickly to changes in customer needs and adapt to changing market conditions, while also providing our leaders an environment to share best practices and insights across the group.
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
We limit all other central activities to only those that must be performed centrally. Out of more than 15,000 employees, we have approximately 100 who work in central activities that fall into this category, which includes tax, treasury, internal audit, legal, sustainability, corporate communications, consolidated reporting and compliance, investor relations, capital allocation, and the functions of our CEO and CFO. We have developed guardrails and accountability mechanisms in key areas of governance including cultural aspects such as a focus on customers and being socially responsible, as well as operational aspects such as the processes by which we set strategy and financial budgets and review performance, and the policies by which we ensure compliance with applicable laws.
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

We ask investors and potential investors in Cimpress to understand our uppermost financial objective by which we endeavor to make all financially evaluated decisions. We often make decisions in service of this priority that could be considered non-optimal were they to be evaluated based on other financial criteria such as (but not limited to) near-term revenue, operating income, net income, EPS, adjusted EBITDA, and cash flow.

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

           Mass customization breaks this trade off, enabling low-volume, low-cost production of individually unique products. Very importantly, relative to traditional alternatives mass customization creates value in many ways, not just lower cost. Other advantages can include faster production, greater personal relevance, avoidance of obsolete stock and material finished goods inventory, better design, flexible shipping options, more product choice, and higher quality.

Mass customization in print-related markets delivers a breakthrough in customer value, particularly in markets in which the worth of a physical product is inherently tied to a specific, unique use or application. For instance, there is limited value to a sign that is the same as is used by many other companies: the business owner needs to describe what is unique about their business. Likewise, customized packaging is a way for a business to add their brand identity to what is oftentimes the first physical touchpoint with a customer for online purchases. Before mass customization, producing a high-quality custom product required high per-order setup costs, so it simply was not economical to produce a customized product in low quantities.

There are three ingredients to mass customization applied to print applications: (1) web-to-print or e-commerce stores that offer a wide variety of customizable products, a replacement of more expensive and harder-to-scale physical stores with limited geographic reach; (2) software-driven order aggregation, which enables significantly reduced costs on low-volume orders; and (3) democratized design that combines intuitive design software with a large scale of human designers that are typically located in low-cost locations to deliver high-quality, lower-cost, highly scalable alternatives to traditional graphic design services.

We believe that the business cards sold by our Vista business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on Vista to design and procure aesthetically pleasing, high-quality, quickly delivered, and low-priced business cards. The Vista production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with consistent quality and delivery reliability. Customers have extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, or different paper thicknesses. Achieving this type of product variety while also being very cost efficient took us almost two decades and requires massive volume, significant engineering investments, and significant capital. For example, business cards is a mature market that, at the overall market level, has experienced continual declines over the past two decades. Yet, for Vista, this is a highly profitable category that has grown over that time period despite the market declines. We currently produce many other product categories (such as flyers, brochures, signage, drinkware, pens, apparel, embroidered soft goods, labels, packaging, stickers, books, catalogs, magazines, calendars, holiday cards, invitations, photobooks, and canvas prints) via similar methods. While these product categories are not as automated as business cards, each is well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable, and growing revenue stream.
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

Large traditional print markets undergoing disruptive innovation
The products, geographies and customer applications listed above constitute a large market opportunity that is highly fragmented. We believe that the vast majority of the print-related markets to which mass customization could apply are still served by traditional business models that force customers either to produce in large quantities per order or to pay a high price per unit.
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
Cimpress’ current revenue represents a very small fraction of this market opportunity. We believe that Cimpress and competitors who have built their businesses around a mass customization model are “disruptive innovators” to these large markets because we enable small-volume production of personalized, high-quality products at an affordable price. Disruptive innovation, a term coined by Harvard Business School professor Clayton Christensen, describes a process by which a product or service takes root initially in simple applications at the bottom of a market (such as the free business cards for the most price sensitive of micro-businesses or basic white t-shirts that VistaPrint started with) and then moves up market, eventually displacing established competitors (such as those in the markets mentioned above).

We believe that a large opportunity exists for major markets to shift to a mass customization paradigm and, even though we are largely decentralized, the select few shared strategic capabilities into which we centrally invest provide significant scale-based competitive advantages for Cimpress.
We believe this opportunity to deliver substantially better customer value and, therefore, disrupt large traditional industries can translate into tremendous future opportunity for Cimpress. Earlier in our history, we focused primarily on a narrow set of customers (highly price-sensitive and discount-driven micro businesses and consumers) with a limited offering of relatively simple-to-produce products. Through acquisitions and via significant investments in our Vista business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and gained a capability to serve a vast range of customer types with ever-more-complex product formats. This has been a key part of our growth over the last two decades, and we expect to continue to focus on capturing growth via innovation and new product introduction in the coming decades.
Print Market Opportunity
Our businesses conduct market research on an ongoing basis, and through those studies we remain confident in the overall market opportunity; however, our estimates are only approximate. Despite the imprecise nature of our estimates, we believe that our understanding is directionally correct and that we operate in a vast aggregate market with significant opportunity for Cimpress to grow as we continue delivering a differentiated and attractive value proposition to customers. Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e., still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America, Europe and Australia, and significantly higher if you include other geographies and custom consumer products. These product categories are listed in order of current market penetration by mass customization models.

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

•Packaging products, such as corrugated board packaging, flexible packaging, printed paper bags, and labels. Businesses of all sizes are the primary end users for short-and-medium runs (below 10,000 units). This opportunity is estimated to be more than $15 billion per year.
The market for small format marketing materials is the most mature in this penetration, though there is still a significant portion served by thousands of small traditional suppliers. The market for packaging products is the least mature in terms of penetration by mass customization models, but this transition has begun. The estimates of annual market opportunity in each of the four product categories above are based on research conducted for Cimpress by third-party research firm Keypoint Intelligence in August 2022 to estimate the value of print shipments to small and medium businesses in Australia, France, Germany, Italy, the U.K. and the U.S. Cimpress extrapolated the findings of the study to estimate the market size of the remaining countries in North America and Europe in which we sell products based on the relative number of small and medium businesses in those other markets.
Design Market Opportunity

Vista was an early pioneer of the concept of web-based do-it-yourself design as a fundamental part of its original customer value proposition for designs for relatively simple 2D product formats. We believe that there is an ongoing revolution in graphic design for small business marketing, one in which a combination of technology tools, artificial intelligence and machine learning, and convenient access via two-sided marketplace platforms to professional freelance design talent (including from low-cost countries) will continue a multi-decade democratization of design that has been central to print mass customization, and is likely to continue to be a key enabler to bringing ever-more-complex product formats and marketing channels into the mass customization paradigm (for example, packaging, large format signage, and catalogs). Vista has continued to invest in its design capabilities, both organically and through acquisition, to be a leader in this market shift. For example, Vista previously acquired a network of 150,000 freelance designers who work with customer-specific design projects and a business with more than 100,000 freelance contributors of photos, videos, music, and other content. Vista is building a design system that combines graphic templates created by thousands of freelancers with algorithmically generated variations across many different print and digital products of customers' adaptation of those templates.

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

Digital Market Opportunity

Over time, small businesses have complemented the physical products they use to market their businesses with digital marketing channels like websites and social media marketing. Though the digital marketing channels themselves are not areas where we believe we should allocate significant capital to develop our own offerings, design is a common component to both physical and digital marketing for small businesses, and our small business customers look for ideas and advice when it comes to ensuring cohesive brand expression and successful campaigns across these channels. In October 2021, our Vista business acquired a business to accelerate our offering for do-it-yourself social media design that, combined with partnership opportunities with leading digital presence businesses like Wix, has extended our total addressable market into an adjacency where we believe we have an opportunity to deliver integrated marketing solutions to small business customers using a best-in-class partnership approach. The total market for digital marketing applications is massive, as the amount that businesses spend annually on digital marketing solutions is roughly the same amount as is spent on design services and print products. However, our ambition here is focused on enhancing the customer experience of millions of Vista customers. We believe investing in digital design capabilities and offering digital solutions via partnership will enable Vista to capture a portion of this opportunity by attracting new customers and increasing the lifetime value and retention of existing customers.
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
Our businesses serve markets primarily in North America, Western Europe, Australia, and New Zealand as well as smaller businesses in India and Brazil. Their websites typically offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design and place an order, either on a self-service basis or with varying levels of assistance. The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, canvas-print wall décor, decorated apparel, promotional products and gifts, packaging, design services, textiles, and magazines and catalogs.
The majority of our revenue is driven by standardized processes and enabled by software. We endeavor to design these processes and technologies to readily scale as the number of orders received per day increases. In particular, the more individual jobs we receive in a given time period, the more efficiently we can sort and route jobs with homogeneous production processes to given nodes of our internal production systems or of our third-party supply chain. This sortation and subsequent process automation improves production efficiency. We believe that our strategy of systematizing our service and production operations enables us to deliver value to customers much more effectively than traditional competitors.
Our businesses operate production facilities throughout the geographies listed above, with approximately 3 million square feet of production space in the aggregate across our owned and operated facilities. We also work extensively with hundreds of external fulfillers across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production, and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to reduce inventory and working capital and improve delivery speeds to customers relative to traditional suppliers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
We believe that the potential for scale-based advantages is not limited to focused, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous “long tail” of diverse and uncommon orders in order to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest-volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long-tail product in question; thus, our relative efficiency gains remain substantial. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting, and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus Vista where product assortment is dramatically smaller on a relative basis. In addition to our own production of long-tail products, we rely heavily on third-party fulfillment partnerships, which allow us to offer a diverse set of products. This deep and broad product offering is important to many customers.
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
Our Vista business helps more than 11 million small businesses annually to create attractive, professional-quality marketing products at affordable prices and low volumes. With Vista, small businesses are able to create and customize their marketing with easy-to-use digital tools and design templates, or by receiving expert graphic design support. In October 2020, Vista acquired 99designs to expand its design offering via a worldwide community of more than 150,000 talented designers to make it easy for designers and clients to work together to create designs they love. In October 2021, Vista acquired Depositphotos to expand the content available for our customers and to introduce VistaCreate, which is a versatile, intuitive design software, which leverages templates from freelance contributors.
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
VistaPrint represents the vast majority of the revenue in this segment where, during fiscal year 2024, average order value was more than $86 and customers spent, on average, a bit more than $145 for the year; gross margins were about 56% and advertising spend as a percent of revenue was about 16%. Vista has had strong free cash flow conversion as its e-commerce model typically leads to collections from customers prior to the production and shipment of customer orders and mass customization allows for relatively low levels of inventory relative to revenue.
Upload & Print:
Our Upload & Print businesses are organized in two reportable segments: PrintBrothers and The Print Group, both of which focus on serving graphic professionals such as local printers, print resellers, graphic artists, advertising agencies, and other customers with professional desktop publishing skill sets. Average order values and annual spend per customer vary by business, with AOVs, on average, of about €95 - €160 and annual spend per customer of about €300 - €700 in fiscal year 2024. Gross margins vary by business but averaged about 32% in fiscal year 2024 due to wholesale-like pricing and the wide variety of products produced both in owned facilities as well as via third-party fulfillers. Advertising spend as a percent of revenue was about 5% in fiscal year 2024, although it also varies by business.
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

4.National Pen:

Consists of our pens.com branded business and a few smaller brands operated by National Pen that are focused on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses.

National Pen serves more than a million small businesses annually across geographies including North America, Europe, and Australia. The pens.com branded business sells through their ecommerce site and is supported by digital marketing methods as well as direct mail and telesales. National Pen focuses on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses. During fiscal year 2024, National Pen’s average order value was about $300 - $350, and annual spend per customer was about $450. Gross margins were about 53% in fiscal year 2024 with highly seasonal profits driven in the December quarter. Advertising spend as a percent of revenue was about 20% in fiscal year 2024. Significant inventory and customer invoicing requirements in this business drive different working capital needs compared to our other businesses.

5.All Other Businesses:
A collection of businesses combined into one reportable segment based on materiality, including BuildASign, a larger and profitable business, with strong profitability and cash flow, and Printi, a small early-stage business operating at a relatively modest operating loss.

BuildASign is an e-commerce provider of canvas-print wall décor, signage, and other large-format printed products.
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
While we are focused on seeking low total cost in our strategic sourcing efforts, we also work to ensure quality, reliability, and responsible sourcing practices within our supply chain. Our efforts include the procurement of high-quality materials and equipment that meet our strict specifications at a low total cost across a growing number of manufacturing locations, with an increasing focus on supplier compliance with our sustainable paper procurement policy as well as our Supplier Code of Conduct. We also work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure. Additionally, this team partners with each of our businesses and production equipment suppliers to help drive innovation and new product introduction at advantaged costs.
Having this central procurement team that works together with the procurement teams in each of our businesses benefits us relative to the market, and we believe it has enabled us to operate more effectively, mitigating supply and cost risks relative to smaller competitors.
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
We are using our Mass Customization Platform (MCP), which is a cloud-based collection of software services, APIs, web applications, and related technology that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. Cimpress businesses, and increasingly third-party fulfillers to our various businesses, leverage different combinations of MCP services, depending on what capabilities they need to complement their business-specific technology. The capabilities that are available in the MCP today include customer-facing technologies, such as ecommerce or those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, and logistics technologies that automate various stages of the production and delivery of a product to a customer. The benefits of the MCP include improved speed to market for new product introduction, reduction in fulfillment costs, improvement of product delivery or geographic expansion, improved site experience, automating manual tasks, and avoidance of certain redundant costs, which are especially impactful improvements when the platform is used to enable fulfillment between our Cimpress businesses. We believe the MCP can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings, and shared technology development costs.

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
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges depending on their specific needs. Over the past few years, an increasing number of our businesses have modernized and modularized their business-specific technology to enable them to launch new products faster, provide a better customer experience, more easily connect to our MCP technologies, and leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as content management, multivariate testing tools, and data warehousing, which are areas that specialized best-in-class technologies are better than the proprietary technologies they have replaced. This allows our engineering and development talent to focus on artwork technologies, product information management, and marketplace technologies from which we derive competitive advantage.
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
Competition
The markets for the products our businesses produce and sell are intensely competitive, highly fragmented, and geographically dispersed, with many existing and potential competitors. Though Cimpress is the largest business in our space, we still represent a small fraction of the overall market and believe there is significant room for growth over the long-term future. Within this highly competitive context, our businesses compete on the basis of breadth and depth of product offerings; price; convenience; quality; technology; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer a broad selection of high-quality products as well as related services at competitive price points and, in doing so, offer our customers an attractive value proposition. As described above, in Vista in recent years we expanded both our value proposition and addressable market to include design and digital marketing services.
Our current competition includes a combination of the following:

•traditional offline suppliers and graphic design providers

•online printing and graphic design companies

•office superstores, mail and copy shop outlets, drug store chains, and other major retailers targeting small business and consumer markets for their printing needs

•wholesale printers

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

•online photo product companies

•internet retailers

•online providers of custom printing services that outsource production to third-party printers

•providers of digital marketing such as social media and local search directories

Today’s market has evolved to be more competitive. This evolution, which has been ongoing for over 20 years, has led to major benefits for customers in terms of lower prices, faster lead times, and easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products like business cards, post cards and flyers, and consumer products like holiday cards. As the model has become better understood and more prevalent, and online advertising approaches more common, the competition has become more intense. We continue to derive significant and growing profits from these small format products. Additionally, there are other product areas that have only more recently begun to benefit from mass customization, such as books, catalogs, magazines, textiles, and packaging.

Social and Environmental Responsibility

Above and beyond compliance with applicable laws and regulations, we expect all parts of Cimpress to conduct business in a socially responsible, ethical manner. Examples of these efforts are:
•Reducing greenhouse gas emissions: We strive to achieve net zero carbon emissions by fiscal year 2040 across our entire value chain and to achieve a 53% reduction in emissions by fiscal year 2030 as compared to our fiscal year 2019 baseline. The majority of these baseline emissions are from our value chain (Scope 3). Through investments in energy-efficient infrastructure and equipment, as well as renewable energy, we have achieved significant reductions in our direct emissions (Scope 1) and indirect emissions from purchased electricity or other forms of energy (Scope 2), and expect further reductions in the future. We have begun to examine our Scope 3 emissions, including substrate and logistics choices, for further opportunities to reduce total emissions. We are focused on engaging our suppliers to refine our Scope 3 data, while enhancing our internal data management capabilities to improve our decision making and reporting capabilities. Our targets have been informed by a science-based approach and are in alignment with a 1.5oC pathway.
•Responsible forestry: Our sourcing strategy seeks to minimize any contribution to deforestation, forest degradation, or loss of biodiversity. We have converted the vast majority of the paper we print on in our Cimpress-owned production facilities to materials certified by either the Forest Stewardship Council (FSC) or the Programme for the Endorsement of Forest Certification (PEFC), leading certifications of responsible forestry practices. These certifications confirm that the paper we print on comes from responsibly managed forests that meet high environmental and social standards, and form a part of our preparations for compliance with the upcoming European Union Deforestation Regulation (EUDR) that is effective in January 2025. In fiscal year 2025, we will be required to comply with the EUDR for all products produced, imported or exported in Europe, with similar expectations for products produced outside of Europe. We are also focused on packaging, where we target 95% of our cardboard and corrugate packaging to be either

FSC-certified, PEFC-certified, or contain the highest feasible amount of recycled content from post-consumer sources by the end of fiscal year 2025. We have also begun to engage our third-party suppliers to materially expand their use of responsibly forested paper for the products that they customize on our behalf.
•Plastics transition: We are committed to improving the profile of our plastic-based packaging and products in line with the targets set by the New Plastics Economy Global Commitment, co-sponsored by the United Nations Environment Programme and the Ellen MacArthur Foundation. Our goal for both our product and packaging profile is to eliminate 100% of problematic plastic usage (PVC and polystyrene), transition 100% of non-reusable packaging to recyclable and/or compostable materials, decrease virgin, fossil-fuel based plastic content in our packaging by 20%, and increase the recycled content in our plastic products by 20%. The target date we set for ourselves was to achieve this by the end of fiscal year 2025 compared to a 2020 baseline. We have now fully eliminated PVC and polystyrene from our plastic packaging, and are working to reduce the amount of fossil fuel-derived plastic in our packaging by 20% by the end of fiscal year 2025. We continue to aim to transition our remaining plastic packaging to recyclable and/or compostable materials in the coming years, but expect that this target will be achieved after the initial target date, due to the lack of materials that currently meet both scalability and operational requirements, and challenges with the consistency of recycling infrastructure in all the jurisdictions to which we ship product. For our plastic products, we continue to make important progress toward our goal to eliminate PVC and polystyrene, including the test and launch of multiple key alternative products. We continue to aim to transition these products away from these materials in the coming years, but expect this to be after the end of fiscal year 2025 as a result of limited market availability and supply chain risk. For both plastic packaging and products, during fiscal year 2025 we plan to incorporate our learnings over the past five years to define new, ambitious targets in each category to ensure that we continue to improve the sustainability of our offering to customers beyond our initial target date.
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
•Ethical supply chain: It is important to us that our supply chain reflects our commitment to doing business with the highest standards of ethics and integrity. We expect our suppliers to act in full compliance with applicable laws, rules, and regulations. Our code of business conduct and supplier code of conduct lay out our expectations regarding human rights, environmental standards, and safe working conditions. Each Cimpress business is responsible for closely monitoring its supply chain for unacceptable practices such as environmental crimes, child labor, slavery, or unsafe working conditions.
More information can be found at www.cimpress.com in our Corporate Social Responsibility section, including links to reports and documents such as our environmental, social, and governance (ESG) reports, supplier code of conduct, and compliance with the UK Modern Slavery Act and Canada's Fighting Against Forced Labour and Child Labour in Supply Chains Act. We are monitoring developments in the ESG reporting regulatory landscape and are building the necessary processes and capabilities to remain in compliance as relevant regulations evolve.

Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, trademarks, and contractual restrictions imposed on our employees and third parties, and control access to, and distribution of, our proprietary information. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, and copyrights. Additionally, we have filed U.S. and international patent applications for certain of our proprietary technology.
Seasonality
Our profitability has historically had seasonal fluctuations. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and is our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, canvas prints, photobooks, and personalized gifts.
Human Capital
As of June 30, 2024, we had approximately 15,000 full-time and approximately 1,000 temporary employees worldwide.
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

•supply chain challenges

•our pricing and marketing strategies and those of our competitors

•variations in the demand for our products and services

•currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities

•our hedging activity

•the commencement or termination of agreements with our strategic partners, suppliers, and others

•our ability to manage our production, fulfillment, and support operations

•general economic conditions, including economic downturns in some or all of our markets

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

If we do not promote, strengthen, and evolve our brands, we could lose customers and revenue and fail to acquire new customers.

    A primary component of our business strategy is to promote and strengthen our brands to attract new and repeat customers, and we face significant competition from other companies in our markets who also seek to establish strong brands. To promote and strengthen our brands, we must incur substantial marketing expenses and establish a relationship of trust with our customers by providing a high-quality customer experience, which requires us to invest substantial amounts of our resources. A negative incident or circumstance involving our products, services, advertising, or corporate conduct can damage our reputation, especially if the incident or circumstance is widely publicized or "goes viral," and cause customers to lose trust in our brands, which could negatively impact our revenues.
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

We are a global company with production facilities, offices, employees, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and complexity including, among others:

•difficulty managing operations in, and communications among, multiple businesses, locations, and time zones

•challenges of ensuring speed, nimbleness, and entrepreneurialism in a large and complex organization

•difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, tariffs, and other costs

•our failure to maintain sufficient financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company

•the challenge of complying with disparate laws in multiple countries, such as regulations that may impair our ability to conduct our business or impact the willingness of third parties to conduct business with us, protectionist laws that favor local businesses, and restrictions imposed by local labor laws

•the challenge of maintaining management's focus on our strategic and operational priorities and minimizing lower priority distractions

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

Failure to protect our information systems and the confidential information of our customers, employees, and business partners against security breaches and thefts could damage our reputation and brands, subject us to litigation and enforcement actions, and substantially harm our business and results of operations.

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. We and third parties with which we share information have experienced, and will continue to experience, cyberattacks and other malicious activity that may include physical and electronic break-ins, computer viruses, ransomware attacks, and phishing and other social engineering scams, among other threats. We are seeing security threats evolve and become more sophisticated and more difficult to detect and defend against, including by the increased use of artificial intelligence to enhance attacks, and our vulnerabilities may be heightened by our decentralized operating structure and many of our employees working remotely. A hacker or thief may defeat our security measures, or those of our third-party service providers, partners, or vendors, and obtain confidential or personal information, and we or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to significantly increase the resources we expend to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

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

•result in a failure to comply with legal and industry privacy regulations and standards

•lead to the misuse of our and our customers' and employees' confidential or personal information

•cause interruptions in our operations

•cause us to lose revenue if existing and potential customers believe that their personal and payment information may not be safe with us

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer, and data protection including possible limitations on our ability to use customer data and regulating the use of artificial intelligence and machine learning. Complying with these varying and changing requirements is challenging, especially for our smaller, more thinly staffed businesses, and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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

•interruptions in the operations of our suppliers and service providers

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

Demand for our products and services is sensitive to price for almost all of our businesses, and past changes in our pricing strategies had a significant impact on the numbers of customers and orders in some regions, which in turn affected our revenue, profitability, and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, the costs of raw materials, our competitors' pricing and marketing strategies, and the effects of inflation. We may not be able to mitigate increases in our costs by increasing the prices of our products and services. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

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

Furthermore, provisions for future payments to sellers based on the performance or valuation of the acquired businesses, such as earn outs and options to purchase noncontrolling interests, can lead to disputes with the sellers about the achievement of the performance targets or valuation or create inadvertent incentives for the acquired company's management to take short-term actions designed to maximize the payments they receive instead of taking actions that benefit the business over the long term.
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

Because most of our businesses depend primarily on the Internet for our sales, laws specifically governing the Internet, e-commerce, and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws, such as laws covering pricing, customs, privacy, consumer protection, or commercial email, may impede the growth of e-commerce and our ability to compete with traditional “brick and mortar” retailers. Existing and future laws or unfavorable changes or interpretations of these laws could substantially harm our business and financial results.

We may not be successful in advancing the use of artificial intelligence, and new competitors may develop new or better products using artificial intelligence that take market share, which could adversely affect our business, brand perception, or financial results.

We use artificial intelligence (AI), including generative AI, in many parts of our value chain. There are significant risks involved in development and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, intellectual property infringement or misappropriation, data privacy,and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, brand perception, or financial results. Further, we face competition from other companies that are developing their own AI products and technologies that may have a negative impact on our value chain including in the area of design which is evolving quickly, can influence customer behavior and preferences, may allow other companies to become more efficient than us, or could allow other companies to more effectively acquire and retain customers. Given the pace of innovation in artificial intelligence and its potential applications to our industry, it is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.

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
A number of factors have impacted in the past, and could impact in the future, the availability of materials we use in our business, including rising costs and other inflationary pressures, rationing measures, labor shortages, civil unrest and war, and climate change. Our inability to source sufficient materials for our business in a timely manner, or at all, would significantly impair our ability to fulfill customer orders and sell our products, which would reduce our revenue and harm our financial results.
We need to hire, retain, develop, and motivate talented personnel in key roles in order to be successful, and we face intense competition for talent.

If we are unable to recruit, retain, develop, and motivate our employees in senior management and key roles such as technology, marketing, data science, and production, then we may not be able to execute on our strategy and grow our business as planned. We have seen increased competition for talent in recent years that makes it more difficult for us to retain the employees we have and to recruit new employees and also drives up the cost of compensation, and our current management and employees may cease their employment with us at any time with minimal advance notice. This retention risk is heightened with respect to the leaders of certain of our businesses who have in the past or may in the future receive substantial payouts from either their redeemable non-controlling interests in those businesses or long-term incentive awards, as it may be challenging to retain and motivate them to continue running their businesses. Although we believe our remote-first way of working, which allows many of our team members to work remotely with no expectation that they will commute to a company facility, is a competitive advantage, it can be more challenging to engage, motivate, and develop team members in a remote work environment, and our success depends on an engaged and motivated workforce and on developing the skills and talents of our workforce.

We face intense competition, and our competition may continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies and the mass customization market continues to change as new e-commerce businesses are introduced, established e-commerce businesses enter the mass customization and print markets, and traditional “brick and mortar” businesses establish an online presence. With Vista's increased focus on design services, we now also face competition from companies in the design space, some of which may be more established, experienced, or innovative than we are. Competition may result in price pressure, increased advertising expense, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Some of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition or loyalty, broader customer reach, more focus on a given subset of our business, significantly greater financial, marketing, and other resources, or willingness to operate at a loss while building market share.

A major economic downturn or inflation could negatively affect our business and financial results.

If some or all of our markets enter a recession or other sustained economic downturn, demand for our products and services could be negatively impacted. An economic downturn could result in potential customers not being able to afford our products and rely more on free social media channels to market themselves instead of the products and services we offer. If demand for our products and services decreases, our business and financial results could be harmed. In addition we experienced material cost increases in recent years that caused volatility in our financial performance, Although some costs have come down in the last year, we cannot predict whether costs will increase in the future or by how much, and if our costs rise again there could be further impacts to our financial results.

Meeting our ESG goals will be costly, and our ESG policies and positions could expose us to reputational harm.

We face risks arising from the increased focus by our customers, investors, and regulators on environmental, social, and governance criteria, including with respect to climate change, labor practices, the diversity of our management and directors, and the composition of our Board. Meeting the ESG goals we have set and publicly disclosed will require significant resources and expenditures, and we may face pressure to make commitments, establish additional goals, and take actions to meet them beyond our current plans. If customers and potential customers are dissatisfied with our ESG goals or our progress toward meeting them, then they may choose not to buy our products and services, which could lead to reduced revenue, and our reputation could be harmed. In addition, with anti-ESG sentiment gaining momentum in some of our markets, we could experience reduced revenue and reputational harm if we are targeted by groups or influential individuals who disagree with our public positions on social or environmental issues.

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

•enter into transactions with affiliates

•alter the businesses we conduct

•enter into agreements restricting our subsidiaries’ ability to pay dividends

•consolidate, merge, or sell all or substantially all of our assets

A default under any of our debt documents could have a material, adverse effect on our business.

    Our failure to make scheduled payments on our debt or our breach of the covenants or restrictions under any of our debt documents could result in an event of default under the applicable indebtedness. Such a default could have a material, adverse effect on our business and financial condition, including the following, among others:

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

As of June 30, 2024, our total debt was $1,616.6 million. Our level of debt could have important consequences, including the following:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. Refinancing our debt may be particularly challenging in the current environment of high interest rates. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all, and if we cannot make scheduled payments on our debt, we will be in default.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2024, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $8.8 million over the next 12 months, not including any yield from our cash and marketable securities.
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

We believe that we were not a PFIC for the tax year ended June 30, 2024 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

We have policies, procedures, and processes for assessing, identifying, and managing cybersecurity risks, which are defined and managed by Cimpress' central security and privacy team and are designed to help protect our information assets and operations from internal and external cyber threats and secure our networks and systems. Our cybersecurity processes include procedural and technical safeguards, response plans, regular vulnerability and penetration tests on our systems, incident simulations, and routine reviews of our policies and procedures to identify risks and improve our practices. Our cybersecurity incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to assess the severity of, escalate, contain, investigate, and remediate incidents as well as to comply with applicable legal obligations. We have security policies that apply to all employees worldwide, and we conduct annual employee trainings on data protection, cybersecurity, and incident prevention, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use, and mobile security.

In addition to our internal penetration testing and vulnerability management program, we engage an external party to simulate attacks on our systems to test our defenses and response. We also use a third-party vendor risk assessment platform to score vendors' cybersecurity vulnerabilities and provide suggested mitigations.

The Audit Committee of our Board of Directors oversees cybersecurity risk and receives regular updates from our Vice President and Chief Security and Privacy Officer on these risks, risk management activities, incident response plans, best practices, the effectiveness of our security measures, and other related matters. Our Vice President and Chief Security and Privacy Officer, who reports to our Chief Technology Officer, leads our central security and privacy team, which works in partnership with each of our businesses and the corporate center to measure security maturity and risk and provides managed security services in a way that allows each business to address their unique challenges and become more efficient in using their resources. We have processes and policies for the escalation of cybersecurity incidents to the central security team, evaluation of the materiality of the incidents, and coordination of our response as needed across businesses and operations. Our Chief Security and Privacy Officer has more than 20 years of privacy and data security experience, including a series of roles in Cimpress over the last 15 years, the last two and a half years of which have been spent leading the central security and privacy team.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. See Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of cybersecurity risks.
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
•A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vista business.
•A 97,000 square foot facility located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2024, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vista	455,007	Technology development, marketing, customer service, manufacturing, and administrative	July 2024 - August 2032
PrintBrothers	349,595	Technology development, marketing, customer service, manufacturing, and administrative	November 2024 - December 2033
The Print Group	383,335	Technology development, marketing, customer service, manufacturing, and administrative	July 2024 - March 2037
National Pen	681,085	Marketing, customer service, manufacturing, and administrative	April 2025 - December 2037
All Other Businesses	459,980	Technology development, marketing, customer service, manufacturing, and administrative	July 2024 - February 2030
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
Item 4. Mine Safety Disclosure
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress plc are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2024, there were five holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends and Repurchases
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
On January 31, 2024, we announced that our Board had authorized the repurchase of up to $150.0 million aggregate purchase price (excluding any fees, commissions, or other expenses of such purchases) of Cimpress' issued and outstanding ordinary shares on the open market, through privately negotiated transactions, or in one or more self tender offers. This repurchase program was completed in May 2024 because we had purchased the full amount of shares authorized under the program.

On May 29, 2024, we announced that our Board had authorized the repurchase of up to an additional $200.0 million aggregate purchase price (excluding any fees, commissions, or other expenses of such purchases) of Cimpress' issued and outstanding ordinary shares on the open market, through privately negotiated transactions, or in one or more self tender offers. The Board did not set an expiration date for this new repurchase program, and we may suspend or discontinue our share repurchases at any time.

The following table outlines the repurchase of our ordinary shares during the three months ended June 30, 2024 under the programs described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2024 through April 30, 2024	202,452	$95.26	202,452	$30.0
May 1, 2024 through May 31, 2024	352,956	85.01	352,956	—
June 1, 2024 through June 30, 2024	82,411	84.47	82,411	193.0
Total	637,819	$88.20	637,819	$193.0
Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress plc ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2019 and the relative performance of each investment is tracked through June 30, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress plc, the NASDAQ Composite Index
and the RDG Internet Composite Index

	2019	2020	2021	2022	2023	2024
Cimpress plc	$100.00	$83.99	$119.28	$42.80	$65.44	$96.39
NASDAQ Composite	100.00	126.94	184.36	141.17	178.08	230.80
RDG Internet Composite	100.00	136.29	177.58	112.28	124.35	168.54
The share price performance included in this graph is not necessarily indicative of future share price performance.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, our expectations with respect to our leverage and capital allocation opportunities, our competitive position, future payment terms with suppliers, legal proceedings, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and inflation; our inability to make the investments in our business and capital allocations that we plan to make or the failure of those investments or allocations to achieve the results we expect; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by political instability and war in Ukraine, Israel, or elsewhere; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in Item 1A (Risk Factors) of this Report and the documents that we periodically file with the SEC. The Business section of this Report also contains estimates and other statistical data from research we conducted in August 2022 with a third-party research firm, and this data involves a number of assumptions and limitations and contains projections and estimates of the sizes of the opportunities of our markets that are subject to a high degree of uncertainty and should not be given undue weight.
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
As of June 30, 2024, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 15 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the year ended June 30, 2024 as compared to the year ended June 30, 2023 follows:

Fiscal Year 2024
•Revenue increased by 7% to $3,291.9 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 5%.
•Operating income increased by $190.0 million to $247.4 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $128.9 million to $468.7 million.
•Diluted net income (loss) per share attributable to Cimpress plc increased to income of $6.43 from a loss of $7.08 in the prior fiscal year.
•Cash provided by operating activities increased by $220.4 million to $350.7 million.
•Adjusted free cash flow (a non-GAAP financial measure) increased by $237.7 million to $261.1 million.
For fiscal year 2024, the increase in reported revenue was driven by revenue growth across all of our segments. Currency exchange fluctuations had a positive effect on revenue growth during the current year. Revenue growth in our Vista business was driven by increases in new and repeat customers as well as higher revenue per customer.
The increase to operating income during the year ended June 30, 2024 was driven by a $157.8 million increase to gross profit that benefited from the revenue growth described above as well as gross margin expansion. Operating income also benefited from year-over-year operating expense efficiencies and lower restructuring costs of $43.3 million as a result of cost reduction actions that were completed during the prior year as well as lower amortization of acquired intangible assets of $15.4 million due to the runoff of fully amortized assets across several of our previously acquired businesses. These items were partially offset by $25.9 million of higher share-based compensation expense year over year, which was largely driven by PSUs granted in the current year (the "2024 PSUs") that have a higher grant pool, an accelerated expense profile and higher than target attainment of the related performance conditions. Advertising spend also increased $18.6 million year over year.
Adjusted EBITDA increased during the year ended June 30, 2024, primarily driven by the operating income growth described above, which was partially offset by $18.8 million of year-over-year net unfavorable currency impacts. Adjusted EBITDA excludes depreciation and amortization, restructuring charges, share-based compensation expense, certain impairments, and gains or losses on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA.
Diluted net income (loss) per share attributable to Cimpress plc increased for the year ended June 30, 2024, primarily due to the operating income increase described above. In addition, we recognized $204.9 million of lower income tax expense ($49.4 million of benefit in the current year versus $155.5 million of expense last year), primarily due to the partial reversal of a valuation allowance on Swiss deferred tax assets in the current year which was originally established in the prior year. For the year ended June 30, 2024, these increases to income were partially offset by net negative currency impacts of $16.4 million year over year, primarily due to unrealized currency losses caused by exchange rate volatility and lower realized gains on our derivative contracts, as well as $7.0 million of higher interest expense, net, driven by an increased weighted-average interest rate.
During the year ended June 30, 2024, cash from operations increased $220.4 million year over year due primarily to the increase in operating income as described above, as well as changes in operating assets and liabilities of $90.7 million, which were driven in part by certain timing items. This favorable impact was partially offset by higher cash taxes of $18.2 million, due in part to increased prior-year assessments in one jurisdiction driven by profitability growth, and higher net cash interest payments of $15.6 million.
Adjusted free cash flow increased by $237.7 million for the year ended June 30, 2024, due to the operating cash flow increase described above, as well as $18.9 million higher proceeds from the sale of assets, primarily driven by the sale of our previously owned customer service facility located in Jamaica and manufacturing facility in Japan.
Information pertaining to fiscal year 2022 was included in our Annual Report on Form 10-K for the year ended June 30, 2022 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on August 8, 2022.

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
Total revenue and revenue growth by reportable segment for the years ended June 30, 2024, 2023, and 2022 are shown in the following table:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2024	2023	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,741,600	$1,613,887	8%	(1)%	7%	—%	7%
PrintBrothers	638,036	578,431	10%	(3)%	7%	—%	7%
The Print Group	358,918	346,949	3%	(3)%	0%	—%	0%
National Pen	391,192	366,294	7%	(2)%	5%	—%	5%
All Other Businesses	215,807	213,455	1%	0%	1%	—%	1%
Inter-segment eliminations	(53,697)	(39,389)
Total revenue	$3,291,856	$3,079,627	7%	(2)%	5%	—%	5%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2023	2022	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,613,887	$1,514,909	7%	2%	9%	—%	9%
PrintBrothers	578,431	526,952	10%	8%	18%	(1)%	17%
The Print Group	346,949	329,590	5%	8%	13%	—%	13%
National Pen	366,294	341,832	7%	5%	12%	—%	12%
All Other Businesses	213,455	205,862	4%	0%	4%	—%	4%
Inter-segment eliminations	(39,389)	(31,590)
Total revenue	$3,079,627	$2,887,555	7%	4%	11%	—%	11%
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

In thousands	Year Ended June 30,
	2024	2023	2022
Cost of revenue	$1,695,062	$1,640,625	$1,492,726
% of revenue	51.5%	53.3%	51.7%
For the year ended June 30, 2024, cost of revenue increased by $54.4 million year over year, partially driven by unfavorable changes in currency exchange rates of $27.3 million, as well as higher production and shipping costs due to volume growth and product mix shifts in some of our businesses. These cost increases were partially offset by lower input costs, production efficiency gains, and savings that resulted from the March 2023 cost reduction actions, which also supported a reduction to cost of revenue as a percent of revenue as compared to the prior year.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2024	2023	2022
Technology and development expense	$321,968	$302,257	$292,845
% of revenue	9.8%	9.8%	10.1%
Marketing and selling expense	$789,872	$773,970	$789,241
% of revenue	24.0%	25.1%	27.3%
General and administrative expense	$205,737	$209,246	$197,345
% of revenue	6.2%	6.8%	6.8%
Amortization of acquired intangible assets	$31,443	$46,854	$54,497
% of revenue	1.0%	1.5%	1.9%
Restructuring expense (1)	$423	$43,757	$13,603
% of revenue	0.0%	1.4%	0.5%
Impairment of goodwill (2)	$—	$5,609	$—
% of revenue	—%	0.2%	—%
_____________________
(1) Refer to Note 18 in our accompanying consolidated financial statements for additional details relating to restructuring expense.
(2) During fiscal year 2023, we recognized a goodwill impairment charge of $5.6 million, which related to one of our small businesses that is a part of our All Other Businesses reportable segment. Refer to Note 8 in the accompanying consolidated financial statements for additional details.
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
Technology and development expense increased by $19.7 million for the year ended June 30, 2024 as compared to the prior year. The increase was driven in part by higher share-based compensation costs of $7.9 million due to higher expense from our 2024 PSU grants as described above. The expense increases were also impacted by higher amortization of capitalized software of $6.7 million as compared to the prior year, due to the higher capitalized asset base and fluctuations in currency exchange rates. Third-party technology costs increased by $6.2 million year over year, driven in part by our businesses' further adoption of certain products offered through our mass customization platform, which has driven increased consumption of those services. These increases were partially offset by lower cash compensation costs of $6.9 million due to cost savings resulting from the March 2023 restructuring actions that reduced headcount.

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
For the year ended June 30, 2024, marketing and selling expenses increased by $15.9 million, primarily due to higher advertising spend of $18.6 million as compared to the prior year, driven by higher volumes across businesses. Share-based compensation costs increased $6.0 million primarily due to our 2024 PSU grants as described above. Payment processing fees also increased $4.4 million as compared to the prior year due to increased order volumes. These cost increases are offset in part by lower cash compensation costs of $5.8 million during the year ended June 30, 2024, due to the cost reduction actions that were implemented in March 2023. There was also lower third-party consulting spend of $4.1 million, as compared to the prior year, mainly in our Vista business, and lower building costs driven by actions taken over the past year to further optimize our real estate footprint for many of our team members operating under a remote-first model.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
General and administrative expenses decreased by $3.5 million during the year ended June 30, 2024 as compared to the prior year. The decrease was driven by $2.8 million of lower cash compensation largely driven by a reduction to long-term incentive compensation expense due to lower than previously estimated attainment levels in certain Cimpress businesses, and cost savings from the March 2023 cost reductions, which were partially offset by increased compensation costs from our annual merit cycle. The cost decrease was also impacted by a $2.5 million reduction to third-party consulting spend, the non-recurrence of $2.4 million in expense for the prior-year termination of one of our leased office locations, a $1.9 million indirect tax expense recognized in the prior year that did not recur in the current year, and the exit of our business in China during fiscal year 2023 that reduced our general and administrative expenses by $1.8 million year over year. These decreases were partially offset by increases to share-based compensation costs of $11.7 million driven by the 2024 PSU grants as described above.
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
The following table summarizes the components of other income, net:

In thousands	Year Ended June 30,
	2024	2023	2022
Gains on derivatives not designated as hedging instruments	$3,915	$3,311	$58,148
Currency-related (losses) gains, net	(2,818)	16,350	244
Other gains (losses)	486	(1,163)	3,071
Total other income, net	$1,583	$18,498	$61,463
The decrease in other income, net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. During the year ended June 30, 2024, there were

$40.8 million of lower unrealized losses, mostly offset by $40.2 million of lower realized gains on our derivatives not designated as hedging instruments when compared to the prior year We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
Interest expense, net increased $7.0 million during the year ended June 30, 2024, primarily due to a year-over-year increase to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B. This interest expense, net increase was partially offset by lower interest expense associated with our 7.0% Senior Notes due 2026 ("2026 Notes") driven by our purchase of a portion of those notes, as well as $2.7 million higher interest income earned on our cash and marketable securities.
(Loss) gain on extinguishment of debt
During the year ended June 30, 2024, we recognized losses on the extinguishment of debt of $0.7 million, due to the write-off of unamortized financing fees of $2.4 million, as a result of the fourth quarter amendment to our senior secured credit facility which reduced the interest rate margin on most of our outstanding senior secured Term Loan B debt. This loss was partially offset by a $1.7 million gain on the extinguishment of debt arising from the purchase of a portion of our outstanding 2026 Notes. Refer to Note 10 in our accompanying consolidated financial statements for additional details.
Income tax (benefit) expense

In thousands	Year Ended June 30,
	2024	2023	2022
Income tax (benefit) expense	$(49,362)	$155,493	$59,901
Effective tax rate	(38.4)%	(514.5)%	642.0%

Tax expense decreased for the year ended June 30, 2024 versus the prior year due to the partial release of the valuation allowance on Swiss deferred tax assets of $105.8 million in the current period as compared to tax expense of $116.7 million recorded during the year ended June 30, 2023 to increase the valuation allowance in Switzerland. After considering all available evidence, including the recent history of strong earnings from core operations in Switzerland and the expectation of future taxable income, management concluded it is more likely than not that the recognized deferred tax assets are realizable and reduced the valuation allowance accordingly.

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
Vista

In thousands	Year Ended June 30,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Reported Revenue	$1,741,600	$1,613,887	$1,514,909	8%	7%
Segment EBITDA	328,472	224,081	195,321	47%	15%
% of revenue	19%	14%	13%

Segment Revenue
Vista's reported revenue growth for the year ended June 30, 2024 benefited from a 1% favorable impact on currency fluctuations, resulting in constant-currency revenue growth of 7%. The revenue growth was driven by increases in new and repeat customers as well as higher revenue per customer. Revenue was higher year over year across all major markets, with the most significant growth in sales of signage and promotional products, apparel and gifts. Vista continues to improve its customer experience, resulting in higher customer satisfaction and lower credit rates.
Segment Profitability
For the year ended June 30, 2024, segment EBITDA increased by $104.4 million. Incremental gross profit was driven by the revenue growth described above, lower input costs, and efficiency gains as compared to the prior year. Segment EBITDA growth was also driven by lower operating expenses, primarily due to savings resulting from cost reduction actions implemented in March 2023. These operating expense savings were partially offset by inflationary cost increases, such as our annual merit cycle increases' effect on compensation costs. Advertising expenses were higher year over year largely due to increased volume. Changes in currency exchange rates had a positive impact on segment EBITDA of $4.7 million as compared to the prior-year period.
PrintBrothers

In thousands	Year Ended June 30,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Reported Revenue	$638,036	$578,431	$526,952	10%	10%
Segment EBITDA	89,876	70,866	66,774	27%	6%
% of revenue	14%	12%	13%
Segment Revenue
PrintBrothers' reported revenue growth for the year ended June 30, 2024 was positively affected by currency impacts of 3% with revenue increasing on a constant-currency basis by 7% year over year. Constant-currency growth was driven primarily by continued order volume and customer growth, partially offset by customers purchasing lower quantities in certain product categories.
Segment Profitability
PrintBrothers' segment EBITDA for the year ended June 30, 2024 grew significantly year over year, driven by the constant-currency revenue growth described above, gross margin improvements which benefited from lower input costs and product mix shifts, and operating expense efficiencies. Currency exchange fluctuations positively impacted segment EBITDA year over year by $3.2 million.

The Print Group

In thousands	Year Ended June 30,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Reported Revenue	$358,918	$346,949	$329,590	3%	5%
Segment EBITDA	70,571	60,089	58,664	17%	2%
% of revenue	20%	17%	18%
Segment Revenue
The Print Group's reported revenue for the year ended June 30, 2024 was positively affected by currency impacts of 3%, with flat revenue on a constant-currency basis year over year. The Print Group revenue has benefited from order growth, but revenue was dampened by customers purchasing lower quantities in certain product categories and headwinds in the reseller channel.
Segment Profitability
The increase in The Print Group's segment EBITDA during the year ended June 30, 2024 as compared to the prior year was largely driven by gross profit growth, as The Print Group benefited from gross margin expansion due to reductions in key input costs such as raw materials, energy and shipping. There was also a year-over-year reduction in long-term incentive compensation expense of $3.0 million for the year ended June 30, 2024 due to changes in the estimated payouts. Currency exchange fluctuations positively impacted segment EBITDA year over year by $2.0 million.
National Pen

In thousands	Year Ended June 30,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Reported Revenue	$391,192	$366,294	$341,832	7%	7%
Segment EBITDA	31,917	23,714	26,845	35%	(12)%
% of revenue	8%	6%	8%
Segment Revenue
For the year ended June 30, 2024, currency positively impacted National Pen's revenue growth by 2%. The segment's constant-currency revenue growth was 5% as compared to the prior year. National Pen continued to deliver strong growth within its e-commerce and telesales channels, as well as from fulfillment for other Cimpress businesses, partially offset by lower revenue from mail order sales that was impacted by a choice to meaningfully reduce advertising spend for this channel.
Segment Profitability
The increase in National Pen's segment EBITDA for the year ended June 30, 2024 was driven by the revenue growth described above and $3.6 million less long-term incentive compensation expense, primarily due to changes in the estimated payouts. These segment EBITDA growth drivers were partially offset by $1.7 million higher advertising spend, primarily during the first half of the fiscal year. Currency exchange fluctuations had a negative year-over-year impact of $1.2 million for the year ended June 30, 2024.
All Other Businesses

In thousands	Year Ended June 30,
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Reported Revenue	$215,807	$213,455	$205,862	1%	4%
Segment EBITDA	25,195	25,215	23,227	—%	9%
% of revenue	12%	12%	11%

This segment includes BuildASign and Printi, an early-stage business that we have managed at a relatively modest operating loss.
Segment Revenue
All Other Businesses' revenue growth was minimally impacted by currency, resulting in constant-currency revenue growth of 1% during the year ended June 30, 2024. BuildASign, the largest business in this segment, delivered growth in signage products and from fulfillment for other Cimpress businesses, but that growth was offset by lower revenue for real estate-related products and home decor products. Our smaller Printi business continued to deliver revenue growth versus last year.
Segment Profitability
For the year ended June 30, 2024, segment EBITDA was flat versus last year, partly driven by less efficient advertising spend that was higher versus last year and was only partially offset by increased gross profit that was supported by the revenue growth described above. Operating expenses benefited year over year from $0.9 million of less long-term incentive compensation expense primarily due to changes in estimated payouts. Our Printi business reduced its operating losses as it continues to gain scale and deliver efficiencies. Segment EBITDA also benefited from the fiscal year 2023 exit of our business in China, which had $1.8 million of losses last year.
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
During the year ended June 30, 2024, central and corporate costs increased by $11.8 million as compared to the prior year. The increases were driven by $20.5 million of increased share-based compensation expense due to a higher grant pool and the impact from our 2024 PSU grants as described above. This increase was partially offset by lower cash compensation expense of $3.7 million due to savings from the March 2023 cost reductions, as well as lower third-party consulting spend of $4.0 million as compared to the prior year.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2024	2023	2022
Net cash provided by operating activities	$350,722	$130,289	$219,536
Net cash used in investing activities	(54,614)	(103,725)	(3,997)
Net cash used in financing activities	(222,552)	(177,106)	(106,572)
The cash flows during the year ended June 30, 2024 related primarily to the following items:
Cash inflows:
•Net income of $177.8 million
•Adjustments for non-cash items of $120.2 million primarily related to adjustments for depreciation and amortization of $151.8 million, share-based compensation costs of $65.6 million, partially offset by deferred taxes of $94.4 million and unrealized currency-related gains of $4.9 million
•Net working capital inflow of $52.8 million, primarily due to further reductions to inventory following the prior-year build up of safety stock to mitigate the risk of supply chain disruptions as well as favorable changes to accounts payable and accrued liabilities

•Proceeds from the maturity of held-to-maturity securities of $38.7 million
•Proceeds from the sale of assets of $23.6 million, which primarily included proceeds from the sale of our customer service facility located in Jamaica and manufacturing facility in Japan during the current fiscal year
Cash outflows:
•Purchases of our ordinary shares for $157.0 million
•Internal and external costs of $58.3 million for software and website development that we have capitalized
•Capital expenditures of $54.9 million, of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Payments for the purchase of a portion of our 2026 Notes for $24.5 million
•Payment of withholding taxes in connection with share awards of $16.4 million, primarily driven by the vesting of restricted share unit grants
•Repayments of debt, net of proceeds from borrowings, of $13.9 million
•Payments for finance lease arrangements of $10.1 million
Additional Liquidity and Capital Resources Information. At June 30, 2024, we had $203.8 million of cash and cash equivalents, $4.5 million of marketable securities, and $1,616.6 million of debt, excluding debt issuance costs and debt premiums and discounts. During the year ended June 30, 2024, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the year ended June 30, 2024, we purchased and retired 1,723,393 of our ordinary shares for $157.0 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
During the year ended June 30, 2024, we also allocated $24.5 million of capital toward the purchase of a portion of our 2026 Notes, and we will continue to consider using excess liquidity to repurchase our debt. We have significantly reduced our net leverage over the last year primarily through increased profitability driven by the combination of returns from past investments, the focusing of our growth investments, restrained growth of operating expenses, and the easing of inflationary pressure on our input costs. This increased profitability and resultant cash flow generation should provide the opportunity to continue to delever our balance sheet while also opportunistically allocating capital that enhances our intrinsic value per share.
Supply Chain Financing Program. As part of our ongoing efforts to manage our liquidity, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. We facilitate a voluntary supply chain finance program through a financial intermediary to allow our suppliers to receive funds earlier than our contractual payment date. We do not believe there is a substantial risk that our payment terms will be shortened in the near future. Refer to Note 17 of the accompanying consolidated financial statements for additional information.
Indefinitely Reinvested Earnings. As of June 30, 2024, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $79.3 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.

Contractual Obligations
Contractual obligations at June 30, 2024 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$91,489	$22,267	$31,096	$18,201	$19,925
Purchase commitments	229,865	188,432	24,600	16,833	—
Senior secured credit facility and interest payments (2)	1,392,796	94,319	179,234	1,119,243	—
2026 Notes and interest payments	595,233	36,549	558,684	—	—
Other debt	9,845	4,984	4,395	466	—
Finance leases, net of subleases (1)	36,797	8,390	11,443	5,136	11,828
Total (3)	$2,356,025	$354,941	$809,452	$1,159,879	$31,753
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.3 million as of June 30, 2024 have been excluded from the contractual obligations table above. See Note 13 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $3.2 million in the aggregate outstanding as of June 30, 2024.
Purchase Commitments. At June 30, 2024, we had unrecorded commitments under contract of $229.9 million. Purchase commitments consisted of third-party fulfillment and digital services of $93.8 million; third-party cloud services of $48.7 million; software of $39.1 million; production and computer equipment purchases of $5.5 million; professional and consulting fees of $3.3 million; and other commitments of $39.6 million.
Senior Secured Credit Facility and Interest Payments. As of June 30, 2024, we have borrowings under our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") of $1,084.6 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million senior secured revolving credit facility with a maturity date of May 17, 2026 (the "Revolving Credit Facility"), under our Restated Credit Agreement, has $238.0 million unused as of June 30, 2024. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of June 30, 2024 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule.
2026 Notes and Interest Payments. Our $522.1 million 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. During the year ended June 30, 2024, we purchased an aggregate principal amount of $26.2 million for a purchase price of $24.5 million, as well as the related settlement of unpaid interest, which resulted in the recognition of a gain on the extinguishment of debt of $1.7 million.
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
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2024, we had $9.8 million outstanding for those obligations that have repayments due on various dates through September 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2024 is $26.0 million, net of accumulated depreciation of $30.3 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2024 amounts to $36.4 million.
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

The table below sets forth operating income and adjusted EBITDA for the years ended June 30, 2024, 2023, and 2022:

In thousands	Year Ended June 30,
	2024	2023	2022
GAAP operating income	$247,351	$57,309	$47,298
Exclude expense (benefit) impact of:
Depreciation and amortization	151,764	162,428	175,681
Share-based compensation expense	65,584	39,682	49,766
Certain impairments and other adjustments	1,154	6,932	(9,709)
Restructuring-related charges	423	43,757	13,603
Realized gains on currency derivatives not included in operating income (1)	2,406	29,724	4,424
Adjusted EBITDA	$468,682	$339,832	$281,063
_________________
(1) These realized gains include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2024, 2023, and 2022:

In thousands	Year Ended June 30,
	2024	2023	2022
Net cash provided by operating activities	$350,722	$130,289	$219,536
Purchases of property, plant and equipment	(54,927)	(53,772)	(54,040)
Capitalization of software and website development costs	(58,307)	(57,787)	(65,297)
Proceeds from the sale of assets (1)	23,565	4,659	14,545
Adjusted free cash flow (1)	$261,053	$23,389	$114,744
_________________
(1) During fiscal year 2024, we revised our adjusted free cash flow definition to include proceeds from the sale of assets. We have revised all prior periods presented to incorporate this change.
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

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize the majority of our deferred revenue balance as revenue within three months subsequent to June 30, 2024.

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

We have issued PSUs that include a service condition as well as a market or performance condition and we calculate the fair value at grant, which is fixed throughout the vesting period. For PSUs that include a market condition, the fair value is determined using a Monte Carlo simulation valuation model and the expense recognized over the requisite service period will not be reversed if the market condition is not achieved. For PSUs that include a performance condition, compensation cost is recorded if it is probable that the performance condition will be achieved. The fair value is determined based on the quoted price of our ordinary shares on the date of the grant and our estimated attainment percentage of the related performance condition. Until the performance condition is measured, changes in the estimated attainment percentages may cause expense volatility since a cumulative expense adjustment will be recognized in the period a change occurs.

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

If the results of the qualitative analysis were to indicate that the fair value of a reporting unit is less than its carrying value, the quantitative test is required. Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology and in certain circumstances a market-based approach. This analysis requires significant judgment and is based on our strategic plans and estimation of future cash flows, which is dependent on internal forecasts. Our annual analysis also requires significant judgment including the identification and aggregation of reporting units, as well as the determination of our discount rate and perpetual growth rate assumptions. We are required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. For the year ended June 30, 2024, we recognized no impairments.

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment during the year ended June 30, 2024, and we recognized no impairments.

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
As of June 30, 2024, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2024, we had $1,084.6 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2024, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of June 30, 2024, would result in a $8.8 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our (loss) income before income taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $8.8 million on our income (loss) before income taxes for the year ended June 30, 2024.

Item 8.         Financial Statements and Supplementary Data

CIMPRESS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress plc

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cimpress plc and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' deficit and of cash flows for each of the three years in the period ended June 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Goodwill - Quantitative Impairment Assessment of the BuildASign Reporting Unit
As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $787 million as of June 30, 2024, of which a portion relates to the BuildASign reporting unit ("the reporting unit"). Management performed a quantitative impairment assessment of the reporting unit as of the annual goodwill impairment test date of May 31. Management concluded that sufficient headroom between the estimated fair value of the reporting unit and the related carrying value existed and that no goodwill impairment was identified. Management used the income approach, specifically the discounted cash flow method, to derive the fair value of the reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment assessment of the BuildASign reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and operating margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and operating margins. Evaluating management’s assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow method.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
August 9, 2024
We have served as the Company’s auditor since 2014.

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$203,775	$130,313
Marketable securities	4,500	38,540
Accounts receivable, net of allowances of $7,219 and $6,630, respectively	64,576	67,353
Inventory	97,016	107,835
Prepaid expenses and other current assets	88,112	96,986
Total current assets	457,979	441,027
Property, plant and equipment, net	265,177	287,574
Operating lease assets, net	78,681	76,776
Software and website development costs, net	92,212	95,315
Deferred tax assets	95,059	12,740
Goodwill	787,138	781,541
Intangible assets, net	76,560	109,196
Marketable securities, non-current	—	4,497
Other assets	39,351	46,193
Total assets	$1,892,157	$1,854,859
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$326,656	$285,784
Accrued expenses	245,931	257,109
Deferred revenue	46,118	44,698
Short-term debt	12,488	10,713
Operating lease liabilities, current	19,634	22,559
Other current liabilities	13,136	24,469
Total current liabilities	663,963	645,332
Deferred tax liabilities	24,701	47,351
Long-term debt	1,591,807	1,627,243
Operating lease liabilities, non-current	61,895	56,668
Other liabilities	76,305	90,058
Total liabilities	2,418,671	2,466,652
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests (Note 14)	22,998	10,893
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 43,051,269 and 44,315,855 shares issued, respectively; 25,080,022 and 26,344,608 shares outstanding, respectively	604	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	570,283	539,454
Retained earnings	272,881	235,396
Accumulated other comprehensive loss	(30,364)	(35,060)
Total shareholders’ deficit attributable to Cimpress plc	(550,146)	(623,145)
Noncontrolling interests (Note 14)	634	459
Total shareholders' deficit	(549,512)	(622,686)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,892,157	$1,854,859
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2024	2023	2022
Revenue	$3,291,856	$3,079,627	$2,887,555
Cost of revenue (1)	1,695,062	1,640,625	1,492,726
Technology and development expense (1)	321,968	302,257	292,845
Marketing and selling expense (1)	789,872	773,970	789,241
General and administrative expense (1)	205,737	209,246	197,345
Amortization of acquired intangible assets	31,443	46,854	54,497
Restructuring expense (1)	423	43,757	13,603
Impairment of goodwill	—	5,609	—
Income from operations	247,351	57,309	47,298
Other income, net	1,583	18,498	61,463
Interest expense, net	(119,822)	(112,793)	(99,430)
(Loss) gain on early extinguishment of debt	(666)	6,764	—
Income (loss) before income taxes	128,446	(30,222)	9,331
Income tax (benefit) expense	(49,362)	155,493	59,901
Net income (loss)	177,808	(185,715)	(50,570)
Add: Net (income) attributable to noncontrolling interests	(4,126)	(263)	(3,761)
Net income (loss) attributable to Cimpress plc	$173,682	$(185,978)	$(54,331)
Basic net income (loss) per share attributable to Cimpress plc	$6.64	$(7.08)	$(2.08)
Diluted net income (loss) per share attributable to Cimpress plc	$6.43	$(7.08)	$(2.08)
Weighted average shares outstanding — basic	26,151,968	26,252,860	26,094,842
Weighted average shares outstanding — diluted	27,004,687	26,252,860	26,094,842
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Year Ended June 30,
	2024	2023	2022
Cost of revenue	$820	$474	$538
Technology and development expense	20,869	13,002	13,582
Marketing and selling expense	11,680	5,693	11,382
General and administrative expense	32,215	20,513	24,264
Restructuring expense	—	2,440	—

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended June 30,
	2024	2023	2022
Net income (loss)	$177,808	$(185,715)	$(50,570)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of hedges	6,530	498	(9,990)
Net unrealized gains on derivative instruments designated and qualifying as cash flow hedges	7,087	9,991	2,813
Amounts reclassified from accumulated other comprehensive loss to net income (income) for derivative instruments	(8,595)	(2,873)	26,197
(Loss) gain on pension benefit obligation, net	(350)	(270)	1,649
Comprehensive income (loss)	182,480	(178,369)	(29,901)
Add: Comprehensive (income) loss attributable to noncontrolling interests	(4,102)	4,459	(76)
Total comprehensive income (loss) attributable to Cimpress plc	$178,378	$(173,910)	$(29,977)
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2023	44,316	$615	—	$—	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	45	—	—	—	—	—	2,102	—	—	2,102
Purchase and cancellation of deferred ordinary shares	(1,723)	(19)	—	—	—	—	(21,890)	(135,073)	—	(156,982)
Restricted share units vested, net of shares withheld for taxes	413	8	—	—	—	—	(16,432)	—	—	(16,424)
Share-based compensation expense	—	—	—	—	—	—	67,049	—	—	67,049
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	173,682	—	173,682
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(1,508)	(1,508)
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	6,554	6,554
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(350)	(350)
Balance at June 30, 2024	43,051	$604	—	$—	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2024	2023	2022
Operating activities
Net income (loss)	$177,808	$(185,715)	$(50,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151,764	162,428	175,681
Share-based compensation expense	65,584	42,122	49,766
Impairment of goodwill	—	5,609	—
Deferred taxes	(94,442)	114,912	22,879
Loss (gain) on early extinguishment of debt	515	(6,764)	—
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income (loss)	(4,992)	34,393	(40,408)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	116	(11,988)	537
Other non-cash items	1,615	13,235	(13,704)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	161	(4,243)	(18,119)
Inventory	11,778	11,352	(44,089)
Prepaid expenses and other assets	15,560	1,768	(5,989)
Accounts payable	39,276	(28,872)	109,977
Accrued expenses and other liabilities	(14,021)	(17,948)	33,575
Net cash provided by operating activities	350,722	130,289	219,536
Investing activities
Purchases of property, plant and equipment	(54,927)	(53,772)	(54,040)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	(4,130)	—
Business acquisitions, net of cash acquired	(3,621)	(498)	(75,258)
Capitalization of software and website development costs	(58,307)	(57,787)	(65,297)
Proceeds from the sale of assets	23,565	4,659	37,771
Purchases of marketable securities	—	(84,030)	—
Proceeds from maturity of held-to-maturity investments	38,676	92,110	151,200
Proceeds from the settlement of derivatives designated as hedging instruments	—	—	2,244
Other investing activities	—	(277)	(617)
Net cash used in investing activities	(54,614)	(103,725)	(3,997)
Financing activities
Proceeds from borrowings of debt	205,775	48,264	—
Payments of debt	(219,722)	(61,310)	(14,510)
Payments for purchase of 7% Senior Notes due 2026	(24,471)	(44,994)	—
Payments of debt issuance costs	(2,076)	(51)	(1,444)
Payments of purchase consideration included in acquisition-date fair value	—	(7,100)	(43,647)
Payments of withholding taxes in connection with equity awards	(16,424)	(4,448)	(3,219)
Payments of finance lease obligations	(10,140)	(8,290)	(37,512)
Purchase of noncontrolling interests	(65)	(95,567)	(2,165)
Purchase of ordinary shares	(156,982)	—	—
Proceeds from issuance of ordinary shares	2,102	327	—
Distributions to noncontrolling interests	(549)	(3,652)	(3,963)
Other financing activities	—	(285)	(112)
Net cash used in financing activities	(222,552)	(177,106)	(106,572)
Effect of exchange rate changes on cash	(94)	3,802	(14,937)
Net increase (decrease) in cash and cash equivalents	73,462	(146,740)	94,030
Cash and cash equivalents at beginning of period	130,313	277,053	183,023
Cash and cash equivalents at end of period	$203,775	$130,313	$277,053
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$132,272	$113,952	$98,099
Income taxes	49,414	31,184	32,987
Cash received during the period for:
Interest	14,169	11,451	3,230
Non-cash investing and financing activities
Property and equipment acquired under finance leases	4,562	20,303	7,033
Amounts accrued related to property, plant and equipment	9,991	9,403	12,810
Amounts accrued related to capitalized software development costs	125	185	124
Amounts accrued related to business acquisitions	—	—	8,425
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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $563 and $558 as of June 30, 2024 and 2023, respectively, and are included in other assets in the accompanying consolidated balance sheets.
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

We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the years ended June 30, 2024, 2023, and 2022.
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
Amortization of previously capitalized amounts in the years ended years ended June 30, 2024, 2023, and 2022 was $62,590, $57,086, and $54,646, respectively, resulting in accumulated amortization of $286,605 and $279,490 at June 30, 2024 and 2023, respectively.
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

We recognized no goodwill impairment charges during the years ended June 30, 2024 and 2022. For the year ended June 30, 2023, we recognized a goodwill impairment charge of $5,609. The charge is a partial impairment of the goodwill for one of our reporting units within our All Other Businesses reportable segment. There were no impairments identified for any other reporting units. Refer to Note 8 for additional details regarding the annual goodwill impairment test.

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

Shareholders' Deficit

Ordinary and Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. Our various share-based compensation programs entitle recipients to receive issuances of Cimpress ordinary shares upon the vesting of awards which meet applicable performance criteria. Prior to fiscal year 2023, we reissued treasury shares as part of our share-based compensation programs and as consideration for some of our acquisition transactions. Upon issuance of treasury shares in conjunction with these programs, we determined the cost using the average cost method. Starting in fiscal year 2023, we issued new ordinary shares to meet the needs of our share-based compensation programs.

We have retired ordinary shares from time to time. Upon retirement, these shares become classified as authorized and unissued shares. The retirement of ordinary shares are accounted for as a reduction to the nominal value of our ordinary shares outstanding and additional paid in capital in proportion to the amount of total shares outstanding, with the remaining repurchase value recognized as a reduction to retained earnings.

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

We have elected to recognize shipping and handling activities that occur after transfer of control of the products as fulfillment activities and not as a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation upon the transfer of control of the fulfilled orders, which generally occurs upon delivery to the shipping carrier. If revenue is recognized prior to completion of the shipping and handling activities, we accrue the costs of those activities. We do have some arrangements whereby the transfer of control, and thus revenue recognition, occurs upon delivery to the customer. If multiple products are ordered together, each product is considered a separate performance obligation, and the transaction price is allocated to each performance obligation based on the standalone selling price. Revenue is recognized upon satisfaction of each performance obligation. We generally determine the standalone selling prices based on the prices charged to our customers. We record revenue net of taxes collected from customers that are remitted to governmental authorities.

Our products are customized for each individual customer with no alternative use except to be delivered to that specific customer; however, we do not have an enforceable right to payment prior to delivering the items to the customer based on the terms and conditions of our arrangements with customers, and therefore we recognize revenue at a point in time.

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occurs shortly after cash payment and we expect to recognize the majority of our deferred revenue balance as revenue within three months subsequent to June 30, 2024.

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

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2024, 2023, and 2022 was $436,494, $417,886, and $408,566, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2024, 2023, and 2022 was $62,655, $58,819, and $56,996, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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
Other Income, Net
The following table summarizes the components of other income, net.

	Year Ended June 30,
	2024	2023	2022
Gains on derivatives not designated as hedging instruments (1)	$3,915	$3,311	$58,148
Currency-related (losses) gains, net (2)	(2,818)	16,350	244
Other gains (losses)	486	(1,163)	3,071
Total other income, net	$1,583	$18,498	$61,463
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as the ineffective portion of certain interest rate swap contracts that have been de-designated from hedge accounting. For contracts not designated as hedging instruments, we realized (losses) gains of ($1,078), $39,133 and $9,955, respectively, for the fiscal years ended June 30, 2024, 2023 and 2022. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related (losses) gains, net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, during all fiscal years presented, we had certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans; refer to Note 4 for additional details relating to these cash flow hedges.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Year Ended June 30,
	2024	2023	2022
Weighted average shares outstanding, basic	26,151,968	26,252,860	26,094,842
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/PSUs/warrants (1)	852,719	—	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress plc	27,004,687	26,252,860	26,094,842
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress plc (1)(2)	96,207	2,834,351	762,086
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, PSUs, RSUs and warrants is excluded from shares used in computed diluted net income (loss) per share as it is anti-dilutive. Any equity awards that have a performance condition are not included in dilutive or anti-dilutive shares until the performance condition would have been met as of the end of the reporting period.
(2) On May 1, 2020, we entered into a financing arrangement, which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the years ended June 30, 2024 and 2022, the average market price of our ordinary shares was higher than the strike price of the warrants. The weighted average dilutive effect of the warrants was 220,668 for the year ended June 30, 2024 and for the year ended June 30, 2022, due to our net loss position, 138,088 outstanding warrants were considered anti-dilutive. For the year ended June 30, 2023, the average share price was below the strike price for the full fiscal year; therefore, the total 1,055,377 outstanding warrants were considered anti-dilutive.
Share-based Compensation

Compensation expense for all share-based awards is measured at fair value on the date of grant and recognized over the requisite service period. We recognize the impact of forfeitures as they occur. The fair value of share options is determined using the Black-Scholes valuation model. The fair value of RSUs is determined based on the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance condition. For awards that are ultimately settleable in cash, we treat them as liability awards and mark the award to market each reporting period recognizing any gain or loss in our statements of operations.

We have issued PSUs that include a service condition as well as a market or performance condition, and we calculate the fair value at grant, which is fixed throughout the vesting period. For PSUs that include a market condition, the fair value is determined using a Monte Carlo simulation valuation model and the expense recognized over the requisite service period will not be reversed if the market condition is not achieved. For PSUs that include a performance condition, compensation cost is recorded if it is probable that the performance condition will be achieved. The fair value is determined based on the quoted price of our ordinary shares on the date of the grant and our estimated attainment percentage of the related performance condition. The related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. Until the performance condition is measured, changes in the estimated attainment percentages may cause expense volatility since a cumulative expense adjustment will be recognized in the period a change occurs.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2024 and 2023. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2024, 2023, and 2022.

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

Recently Issued or Adopted Accounting Pronouncements

Supply Chain Finance Programs
In September 2022, the FASB issued Accounting Standards Update No. 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" (ASU 2022-04), which provides authoritative guidance about expanded disclosure requirements for supply chain finance programs. The new standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to suppliers participating in these programs. The adoption of the new disclosure requirements was effective during the first quarter of fiscal year 2024, except for a rollforward of activity within supply chain finance programs, which is effective as part of our annual disclosures for fiscal year 2025. The adoption of the new standard did not have an impact on our consolidated financial statements. Refer to Note 17 for additional required disclosure.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$18,830	$—	$18,830	$—
Cross-currency swap contracts	1,043	—	1,043	—
Currency forward contracts	3,642	—	3,642	—
Currency option contracts	137	—	137	—
Total assets recorded at fair value	$23,652	$—	$23,652	$—

Liabilities
Currency forward contracts	$(856)	$—	$(856)	$—
Currency option contracts	(2,180)	—	(2,180)	—
Total liabilities recorded at fair value	$(3,036)	$—	$(3,036)	$—

	June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$19,218	$—	$19,218	$—
Currency forward contracts	2,301	—	2,301	—
Currency option contracts	990	—	990	—
Total assets recorded at fair value	$22,509	$—	$22,509	$—

Liabilities
Cross-currency swap contracts	$(1,777)	$—	$(1,777)	$—
Currency forward contracts	(4,485)	—	(4,485)	—
Currency option contracts	(3,055)	—	(3,055)	—
Total liabilities recorded at fair value	$(9,317)	$—	$(9,317)	$—

During the years ended June 30, 2024 and 2023, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Our held-to-maturity marketable securities are recognized at an amortized cost. The following is a summary of the net carrying amount, unrealized gains, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of June 30, 2024 and 2023. The fair value was determined using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

	June 30, 2024
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$1,500	$(1)	$1,499
U.S. government securities	3,000	(4)	2,996
Total held-to-maturity securities	$4,500	$(5)	$4,495

	June 30, 2023
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$15,982	$(10)	$15,972
Corporate debt securities	16,298	(190)	16,108
U.S. government securities	6,260	(69)	6,191
Total due within one year or less	38,540	(269)	38,271
Due between one and two years:
Corporate debt securities	1,498	(35)	1,463
U.S. government securities	2,999	(66)	2,933
Total due between one and two years	4,497	(101)	4,396
Total held-to-maturity securities	$43,037	$(370)	$42,667

As of June 30, 2024 and June 30, 2023, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2024 and June 30, 2023, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,616,607 and $1,653,989, respectively, and the fair value was $1,617,364 and $1,604,190, respectively. Our debt at June 30, 2024 includes variable-rate debt instruments indexed to Term SOFR and Euribor that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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
As of June 30, 2024, we estimate that $4,394 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2025. As of June 30, 2024, we had ten effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2024 (1)	$215,000
Contracts with a future start date	430,000
Total	$645,000
________________________
(1) Based on contracts outstanding as of June 30, 2024, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
Hedges of Currency Risk
Cross-Currency Swap Contracts
We execute cross-currency swap contracts designated as net investment hedges or cash flow hedges. Cross-currency swaps involve an initial receipt of the notional amount in the hedged currency in exchange for our reporting currency based on a contracted exchange rate. Subsequently, we receive fixed rate payments in our reporting currency in exchange for fixed rate payments in the hedged currency over the life of the contract. At maturity, the final exchange involves the receipt of our reporting currency in exchange for the notional amount in the hedged currency.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of June 30, 2024, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $264,851, maturing during June 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. We did not have any outstanding cross-currency swap contracts designated as cash flow hedges as of June 30, 2024.
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
As of June 30, 2024, we have one intercompany loan designated as a net investment hedge with a total notional amount of $49,723 that matures in May 2028.

We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2024, 2023, and 2022, we experienced volatility within other income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
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
As of June 30, 2024, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$807,143	September 2022 through June 2024	Various dates through June 2026	682	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2024 and June 30, 2023. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$18,830	$—	$18,830	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swaps	Other assets	1,043	—	1,043	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$19,873	$—	$19,873		$—	$—	$—

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,549	$(1,907)	$3,642	Other current liabilities / other liabilities	$(1,084)	$228	$(856)
Currency option contracts	Other current assets / other assets	212	(75)	137	Other current liabilities / other liabilities	(2,351)	171	(2,180)
Total derivatives not designated as hedging instruments		$5,761	$(1,982)	$3,779		$(3,435)	$399	$(3,036)

	June 30, 2023
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$19,341	$(123)	$19,218	Other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other current liabilities	(1,777)	—	(1,777)
Total derivatives designated as hedging instruments		$19,341	$(123)	$19,218		$(1,777)	$—	$(1,777)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$2,873	$(572)	$2,301	Other current liabilities / other liabilities	$(6,074)	$1,589	$(4,485)
Currency option contracts	Other current assets / other assets	990	—	990	Other current liabilities / other liabilities	(3,055)	—	(3,055)
Total derivatives not designated as hedging instruments		$3,863	$(572)	$3,291		$(9,129)	$1,589	$(7,540)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the years ended June 30, 2024, 2023, and 2022.

	Year Ended June 30,
	2024	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$5,528	$11,151	$25,511
Cross-currency swaps	1,559	(1,160)	(22,698)
Derivatives in net investment hedging relationships
Intercompany loan (1)	15,754	(8,384)	49,225
Currency forward contracts	(1,080)	—	13,622
Total	$21,761	$1,607	$65,660
________________________
(1) During fiscal year 2024, we identified an immaterial error related to the previously recognized tax effect of this intercompany loan that is designated as a net investment hedge. This was corrected in the current period resulting in an increase to foreign currency translation gains (losses), net of hedges included as part of comprehensive income (loss) and an offsetting decrease to the related deferred tax liability of $12,702. This adjustment was immaterial to the prior- and current-period financial statements.

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2024, 2023, and 2022.

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2024	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swaps	$(7,730)	$(4,851)	$9,998	Interest expense, net
Cross-currency swaps	(2,617)	903	18,286	Other income, net
Total before income tax	(10,347)	(3,948)	28,284	Income (loss) before income taxes
Income tax	1,752	1,075	(2,087)	Income tax (benefit) expense
Total	$(8,595)	$(2,873)	$26,197

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the years ended June 30, 2024, 2023, and 2022 for derivative instruments for which we did not elect hedge accounting.

	Amount of Gain (Loss) Recognized in Net Income (Loss)			Affected line item in the Statement of Operations
	Year Ended June 30,
	2024	2023	2022
Currency contracts	$3,915	$3,311	$51,784	Other income, net
Interest rate swaps	—	—	6,364	Other income, net
Total	$3,915	$3,311	$58,148

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $(10,985), $4,013, and $16,722 for the years ended June 30, 2024, 2023, and 2022, respectively.

	Gains on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2021	$(23,831)	$(1,735)	$(45,916)	$(71,482)
Other comprehensive income (loss) before reclassifications	2,813	1,649	(6,305)	(1,843)
Amounts reclassified from accumulated other comprehensive loss to net loss	26,197	—	—	26,197
Net current period other comprehensive income (loss)	29,010	1,649	(6,305)	24,354
Balance as of June 30, 2022	5,179	(86)	(52,221)	(47,128)
Other comprehensive income (loss) before reclassifications	9,991	(106)	5,220	15,105
Amounts reclassified from accumulated other comprehensive loss to net loss	(2,873)	(164)	—	(3,037)
Net current period other comprehensive income (loss)	7,118	(270)	5,220	12,068
Balance as of June 30, 2023	12,297	(356)	(47,001)	(35,060)
Other comprehensive income (loss) before reclassifications	7,087	(350)	6,554	13,291
Amounts reclassified from accumulated other comprehensive loss to net income	(8,595)	—	—	(8,595)
Net current period other comprehensive (loss) income	(1,508)	(350)	6,554	4,696
Balance as of June 30, 2024	$10,789	$(706)	$(40,447)	$(30,364)
________________________
(1) (Losses) gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2024 and 2023, the translation adjustment is inclusive of both realized and unrealized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,042 and $15,079 have been included in accumulated other comprehensive loss as of June 30, 2024 and 2023, respectively. Intercompany loan hedge gains of $48,270 and $44,229, net of tax, have been included in accumulated other comprehensive loss as of June 30, 2024 and 2023, respectively.

6. Property, Plant and Equipment, Net
    Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2024	2023
Land improvements	10 years	$3,670	$4,903
Building and building improvements	10 - 30 years	154,800	175,393
Machinery and production equipment	4 - 10 years	405,581	389,523
Machinery and production equipment under finance lease	4 - 10 years	56,356	67,131
Computer software and equipment	3 - 5 years	92,865	95,586
Furniture, fixtures and office equipment	5 - 7 years	33,694	36,046
Leasehold improvements	Shorter of lease term or expected life of the asset	51,159	52,092
Construction in progress		15,964	14,988
		814,089	835,662
Less accumulated depreciation, inclusive of assets under finance lease		(569,857)	(573,281)
		244,232	262,381
Land		20,945	25,193
Property, plant, and equipment, net		$265,177	$287,574

    Depreciation expense, inclusive of assets under finance leases, totaled $59,373, $59,841, and $67,513 for the years ended June 30, 2024, 2023, and 2022, respectively.

7. Business Combinations

There were no material acquisitions during the years ended June 30, 2024 and 2023.

Fiscal Year 2022 Acquisitions

On October 1, 2021, we acquired Depositphotos Inc. and its subsidiaries ("Depositphotos"), a global creative platform for digital design. We acquired all outstanding shares of the company for a purchase price of $84,900, which included a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $76,119 in cash at closing, and the remaining purchase consideration, including the post-closing adjustment but net of any indemnifiable losses recoverable against the deferred amount. The deferred payments were made in two installments, including the payment of $609 during fiscal year 2022 and a final deferred payment of $6,875 that was made during fiscal year 2023.

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

8. Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2024 and 2023 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2022	$291,498	$130,828	$143,969	$200,305	$766,600
Acquisitions (1)	—	4,724	—	—	4,724
Impairment (2)	—	—	—	(5,609)	(5,609)
Adjustments	—	—	—	225	225
Effect of currency translation adjustments (3)	4,233	5,540	5,828	—	15,601
Balance as of June 30, 2023	295,731	141,092	149,797	194,921	781,541
Acquisitions (1)	—	2,701	—	—	2,701
Adjustments (4)	—	7,319	—	—	7,319
Effect of currency translation adjustments (3)	(446)	(1,868)	(2,109)	—	(4,423)
Balance as of June 30, 2024	$295,285	$149,244	$147,688	$194,921	$787,138
________________________
(1) In fiscal years 2024 and 2023, we acquired two immaterial businesses that are included in our PrintBrothers reportable segment, which resulted in the recognition of goodwill of $$2,701 and $4,724, respectively.
(2) During fiscal year 2023, we recorded an impairment charge of $5,609, related to one of our small reporting units acquired in fiscal year 2021 that is part of our All Other Businesses reportable segment.

(3) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
(4) During fiscal year 2024, we identified an immaterial error in the initial purchase accounting related to the noncontrolling interest of a previously acquired business. This was corrected in the current period resulting in an increase to goodwill and noncontrolling interest of $7,319. This adjustment was immaterial to the prior- and current-period financial statements. Refer to Note 14 for additional information.
Annual Impairment Review
Fiscal year 2024
Our goodwill accounting policy establishes an annual goodwill impairment test date of May 31. We identified eight reporting units with goodwill individually. We considered the timing of our most recent fair value assessments, associated headroom, actual operating results as compared to the forecasts used to assess fair value, the current long-term forecasts for each reporting unit, and the general economic environment of each reporting unit. After performing this qualitative assessment, we determined that there was no indication the carrying values for six of these reporting units exceeded their respective fair values.
For each of the two remaining reporting units, we performed a quantitative goodwill impairment test that compared the estimated fair value to carrying value. We used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income-producing assets. We considered using the market approach, but concluded it was not appropriate in valuing these particular reporting units given the lack of relevant market comparisons available. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. As required, prior to performing the quantitative goodwill impairment test for the two reporting units mentioned above, we first evaluated the recoverability of long-lived assets and concluded that no impairment of long-lived assets existed.
The quantitative tests were performed for Exaprint, which is part of The Print Group reportable segment, and BuildASign, which is included in the All Other Businesses reportable segment. For both reporting units, we concluded that sufficient headroom between the estimated fair value and carrying value existed and that no goodwill impairment was identified. There were no events that caused us to update our annual impairment test.
Fiscal year 2023
For our annual goodwill impairment test date of May 31, 2023, we determined that there was no indication the carrying values for nine of our ten reporting units exceeded their respective fair values. For the one remaining reporting unit, which is included in our All Other Businesses reportable segment, we concluded that an impairment existed, driven in part by recent declines in revenue growth rates and lower near-term cash flow forecasts. We recognized an impairment charge of $5,609, using a WACC of 17.0%, resulting in a post-impairment goodwill balance of $8,824 at June 30, 2023.
Acquired Intangible Assets

	June 30, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$141,364	$(82,482)	$58,882	$147,096	$(77,501)	$69,595
Developed technology	94,038	(89,787)	4,251	97,316	(87,872)	9,444
Customer relationships	187,343	(183,718)	3,625	199,932	(183,879)	16,053
Customer network and other	24,215	(15,940)	8,275	24,368	(14,470)	9,898
Print network	23,573	(22,046)	1,527	23,909	(19,703)	4,206
Total intangible assets	$470,533	$(393,973)	$76,560	$492,621	$(383,425)	$109,196

    Acquired intangible assets amortization expense for the years ended June 30, 2024, 2023, and 2022 was $31,443, $46,854, and $54,497 respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2025	$19,017
2026	12,294
2027	10,807
2028	8,685
2029	6,800
Thereafter	18,957
$76,560

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2024	June 30, 2023
Compensation costs	$80,844	$74,879
Income and indirect taxes	46,499	53,266
Advertising costs (1)	23,524	16,548
Third party manufacturing and digital content costs	17,608	17,380
Shipping costs	10,088	11,146
Variable compensation incentives	9,263	9,413
Sales returns	5,181	6,441
Interest payable	3,658	2,847
Professional fees	2,596	2,743
Restructuring costs	370	7,567
Other	46,300	54,879
Total accrued expenses	$245,931	$257,109
______________________
(1) The increase in advertising accrued expenses is due in part to the timing of invoice receipts that has resulted in higher accruals at June 30, 2024 as compared to accounts payable at June 30, 2023.

Other current liabilities included the following:

	June 30, 2024	June 30, 2023
Current portion of finance lease obligations	$8,323	$9,938
Short-term derivative liabilities	4,833	9,865
Other	(20)	4,666
Total other current liabilities	$13,136	$24,469
Other liabilities included the following:

	June 30, 2024	June 30, 2023
Long-term finance lease obligations	$28,037	$29,822
Long-term compensation incentives	17,127	22,286
Mandatorily redeemable noncontrolling interest	9,608	12,018
Long-term derivative liabilities	584	1,737
Other	20,949	24,195
Total other liabilities	$76,305	$90,058

10. Debt

	June 30, 2024	June 30, 2023
7.0% Senior Notes due 2026	$522,135	$548,300
Senior secured credit facility	1,084,627	1,098,613
Other	9,845	7,076
Debt issuance costs and discounts, net of debt premiums	(12,312)	(16,033)
Total debt outstanding, net	1,604,295	1,637,956
Less: short-term debt (1)	12,488	10,713
Long-term debt	$1,591,807	$1,627,243
_____________________
(1) Balances as of June 30, 2024 and June 30, 2023 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,492 and $3,526, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of June 30, 2024, we were in compliance with all covenants in our debt contracts, including those under our Restated Credit Agreement and the indenture governing our 2026 Notes.
Senior Secured Credit Facility
On May 15, 2024, we amended our Restated Credit Agreement to refinance our Term Loan B, which consists of a tranche denominated in U.S. dollars ("USD Tranche") and a tranche denominated in Euros ("Euro Tranche"). The amendment refinanced the entire USD Tranche and the majority of the Euro Tranche as follows:
•reduced the interest rate margin of the USD Tranche by 50 basis points, from Term SOFR plus 3.50% to Term SOFR plus 3.00%, and eliminated the credit spread adjustment for the USD Tranche, which was previously approximately 11 basis points, and
•increased the size of the new USD Tranche by $264,361, the proceeds of which were used to prepay €245,346 of the aggregate principal amount of the Euro Tranche.
After these changes, our Term Loan B consists of a USD Tranche with an aggregate principal amount of $1,037,498 and a Euro Tranche with an aggregate principal amount of €46,404. No other material changes were made to the terms of the Term Loan B or the Restated Credit Agreement, and the maturity date of the Term Loan B is still May 17, 2028. As a result of this refinancing transaction, we recognized a loss on extinguishment of debt amounting to $2,387, which consisted of a $2,236 non-cash write-off of unamortized debt discount and deferred financing fees associated with prepaying the Euro Tranche as well as an immaterial amount of third-party legal fees that were associated with the modification of our debt and were expensed as incurred.
Our Restated Credit Agreement consists of the following as of June 30, 2024:
•a $1,034,904 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 3.00%,
•a €46,404 (U.S. dollar equivalent of $49,723) Euro Tranche that currently bears interest at EURIBOR (with a EURIBOR floor of 0%) plus 3.50%, and
•a $250,000 senior secured revolving credit facility with a maturity date of May 17, 2026 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
◦Borrowings under the Revolving Credit Facility bear interest at Term SOFR plus the Term SOFR Adjustment as defined by our Restated Credit Agreement (with an Adjusted Term SOFR rate floor of 0%) plus 2.50% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement.
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
As of June 30, 2024, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 7.77%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt.
Senior Unsecured Notes
As of June 30, 2024, we have $522,135 in aggregate principal outstanding of our 2026 Notes, which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. During the year ended June 30, 2024, we purchased an aggregate principal amount of $26,165 for a purchase price of $24,471, as well as the related settlement of unpaid interest, and we recognized gains on the extinguishment of debt of $1,721.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2024 and June 30, 2023, we had $9,845 and $7,076, respectively, outstanding for those obligations that are payable through September 2027.
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

As of June 30, 2024, 1,090,723 ordinary shares were available for future awards under our 2020 Plan. For PSUs, we assumed that we would issue the maximum potential ordinary shares based on the terms described below.
Performance share units
During the current fiscal year, we issued PSUs (the "2024 PSUs") as part of our long-term incentive program. The 2024 PSUs include both a service and performance condition. The performance condition for these awards is based on one-year financial targets for fiscal year 2024 revenue, adjusted EBITDA, and unlevered free cash flow. Actual shares issued for each grant will range from 0% to 160% of the number of 2024 PSUs granted based on the attainment of the performance condition. The final measurement of the performance condition will occur during the first quarter of fiscal year 2025.
For all other outstanding PSUs, these awards entitle the recipient to receive Cimpress ordinary shares between 0% and 250% of the number of units, based upon service vesting requirements and the achievement of a compounded annual growth rate target based on Cimpress' three-year moving average share price. PSU awards with a grant date prior to fiscal year 2020 and PSU awards granted before fiscal year 2024 to our Chief Executive Officer and Board of Directors are assessed annually in years 6 - 10 following the grant date and awards with a grant date in or after fiscal year 2020 and before fiscal year 2024 (other than to the CEO and Board) will be assessed annually in years 4 - 8 following the grant date.
A summary of our PSU activity and related information for the fiscal year ended June 30, 2024 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,401,744	$124.46
Granted	544,120	70.21
Vested and distributed	—	—
Forfeited	(11,011)	76.03
Outstanding at the end of the period	1,934,853	$109.48	$169,512
The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2024, 2023, and 2022 was $70.21, $17.61, and $110.28, respectively. The total intrinsic value of PSUs outstanding as of June 30 2024, 2023, and 2022 was $169,512, $83,376, and $52,875, respectively. The total intrinsic value of PSUs assumes that the performance condition is met at target; however, it is possible that a portion or all of these PSUs granted before fiscal year 2024 will not achieve the associated performance condition. As of June 30, 2024, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 4,356,251 shares.
Restricted share units

    The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2024 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	1,470,293	$59.27
Granted	344,268	71.42
Vested and distributed	(629,381)	60.11
Forfeited	(81,467)	59.11
Unvested at the end of the period	1,103,713	$62.59	$96,696

The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2024, 2023, and 2022 was $71.42, $44.25, and $80.26, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2024, 2023, and 2022 was $47,661, $13,544, and $10,123, respectively.
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
We did not grant any share options in fiscal years 2024 or 2022. Weighted-average values used for option awards in fiscal year 2023 were as follows:

Year Ended June 30,
2023
Risk-free interest rate	3.06%
Expected dividend yield	—%
Expected term (years)	4.01
Expected volatility	61.99%
Weighted average fair value of options granted	$22.83
A summary of our share option activity and related information for the year ended June 30, 2024 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	387,447	$46.37	9.0	$5,189
Granted	—
Exercised	(45,500)	46.20
Forfeited/expired	(3,354)	46.20
Outstanding at the end of the period	338,593	46.39	7.3	$13,956
Exercisable at the end of the period	148,393	$47.17	7.0	$6,002
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2024. The total intrinsic value of options exercised during the fiscal years ended June 30, 2024 and 2023 was $1,816 and $41, respectively, while no options were exercised during the fiscal year ended June 30, 2022.
Share-based compensation
Total share-based compensation costs were $65,584, $42,122, and $49,766 for the years ended June 30, 2024, 2023, and 2022, respectively, and we recognize the impact of forfeitures as they occur. Share-based compensation costs capitalized as part of software and website development costs were $3,160, $1,879, and $1,221 for the years ended June 30, 2024, 2023, and 2022, respectively. As of June 30, 2024, there was $84,653 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.9 years.

Purchase and retirement of ordinary shares
During the year ended June 30, 2024, we repurchased 1,723,393 of our ordinary shares for $156,982. The shares were immediately retired after repurchase and therefore have been classified as authorized and unissued shares as of June 30, 2024. The retirement of the repurchased ordinary shares resulted in the reduction in ordinary shares of $19, as well as a reduction to additional paid in capital and retained earnings of $21,890 and $135,073, respectively.
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
We expensed $17,100, $16,061, and $16,157 for our government-mandated and defined contribution plans in the years ended June 30 2024, 2023, and 2022, respectively.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2024 and 2023, the plan had an unfunded net pension obligation of approximately $1,426 and $1,134, respectively, and plan assets, which totaled approximately $5,800 and $5,497, respectively. For the years ended June 30 2024, 2023, and 2022 we recognized expense totaling $438, $282, and $537, respectively, related to our Swiss plan.
13. Income Taxes
The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2024	2023	2022
U.S.	$(23,708)	$(35,508)	$(7,299)
Non-U.S.	152,154	5,286	16,630
Total	$128,446	$(30,222)	$9,331

The components of the (benefit) provision for income taxes are as follows:

	Year Ended June 30,
	2024	2023	2022
Current:
U.S. Federal	$(307)	$1,634	$526
U.S. State	670	769	568
Non-U.S.	42,458	39,792	36,932
Total current	42,821	42,195	38,026
Deferred:
U.S. Federal	825	3,522	(3,566)
U.S. State	(4)	465	12
Non-U.S.	(93,004)	109,311	25,429
Total deferred	(92,183)	113,298	21,875
Total	$(49,362)	$155,493	$59,901

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	(1.1)	3.7	(11.1)
Tax rate differential on non-U.S. earnings	5.9	(52.5)	97.1
Change in valuation allowance	(47.9)	(457.2)	363.7
Nondeductible interest expense	5.6	(30.2)	52.7
Change in entity status	—	4.0	—
Compensation related items	0.6	(13.7)	21.9
Goodwill impairment	—	(4.1)	—
Irish foreign tax credit	(24.8)	21.4	(46.8)
Tax on repatriated earnings	6.1	(15.0)	39.2
Gain on the extinguishment of debt	(0.2)	2.8	—
Notional interest deduction (Italy)	(0.6)	2.6	(8.8)
Patent box (Italy)	(0.3)	(1.5)	(12.0)
Tax credits and incentives	(3.1)	24.1	(23.7)
Non-U.S. tax rate changes	(0.1)	(1.1)	57.6
Irish tax restructuring	—	—	(13.4)
U.S. global intangible low-taxed income (GILTI)	0.1	—	10.2
U.S. foreign-derived intangible income (FDII)	(1.0)	2.7	(6.8)
U.S. base erosion and anti-abuse tax (BEAT)	0.1	(2.1)	—
Net tax benefit on intellectual property transfer	—	1.0	(10.4)
Tax loss carryforward expirations	0.4	(5.1)	4.8
Business and withholding taxes	0.9	(1.2)	5.1
Uncertain tax positions	0.1	(10.5)	35.9
Other non-deductible expenses	1.4	(6.0)	7.1
Tax on unremitted earnings	0.6	(1.6)	0.1
Changes to derivative instruments	(2.1)	3.1	73.5
Other	—	0.9	(14.9)
Effective income tax rate	(38.4)%	(514.5)%	642.0%

For the year ended June 30, 2024, our effective tax rate was below our U.S. federal statutory tax rate primarily due to the partial release of the valuation allowance on Swiss deferred tax assets of $105,765 related to Swiss tax reform benefits recognized in fiscal year 2020 and Swiss tax loss carryforwards. After considering all available evidence, including the recent history of strong earnings from core operations in Switzerland and the expectation of future taxable income, management concluded it is more likely than not that the recognized deferred tax assets are realizable and reduced the valuation allowance accordingly. In addition, we had non-deductible interest expense and losses in certain jurisdictions for which we cannot recognize a tax benefit. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Canada, Germany, India, Ireland, Italy, the Netherlands, Spain, and Switzerland. The applicable tax rates in these jurisdictions range from 11% to 30%. The total tax rate impact from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.
For the year ended June 30, 2024, our effective tax rate was (38.4)% as compared to the prior year effective tax rate of (514.5)%. The increase in our effective tax rate as compared to the prior year is primarily due pre-tax income for the year ended June 30, 2024 as compared to a pre-tax loss for the year ended June 30, 2023. During the year ended June 30, 2024 we recognized a tax benefit of $105,765 on the partial release of the valuation allowance in Switzerland as compared to tax expense of $116,694 in the year ended June 30, 2023 to increase the valuation allowance in Switzerland. Our fiscal year 2023 effective tax rate was lower than fiscal year 2022 primarily due to increasing the valuation allowance in Switzerland year over year.
Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Deferred tax assets:
Swiss tax-amortizable goodwill	$130,985	$131,472
Net operating loss carryforwards	66,572	75,643
Leases	28,661	30,364
Depreciation and amortization	4,765	8,289
Accrued expenses	15,572	15,335
Share-based compensation	19,530	16,920
Tax credit and other carryforwards	69,644	45,574
U.S. Internal Revenue Code Section 174 capitalization	6,253	2,468
Interest limitation carryforwards	23,291	13,216
Other	1,520	2,000
Subtotal	366,793	341,282
Valuation allowance	(211,655)	(277,976)
Total deferred tax assets	155,138	63,306
Deferred tax liabilities:
Depreciation and amortization	(37,432)	(37,572)
Leases	(24,797)	(27,392)
Tax on unremitted earnings	(7,984)	(7,221)
Derivative financial instruments	(4,250)	(17,091)
Other	(10,317)	(8,641)
Total deferred tax liabilities	(84,780)	(97,917)
Net deferred tax assets	$70,358	$(34,611)
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The decrease in the valuation allowance from the prior year relates primarily to the partial release of the Swiss valuation allowance offset by increased Irish foreign tax credit carryforwards of $23,939 and tax-effected interest limitation carryforwards of $10,239 in various jurisdictions, neither of which expire, but for which management has determined it is more likely than not that these will not be utilized.

We have recorded a partial valuation allowance of $46,270 against the Swiss tax-amortizable goodwill deferred tax assets, which we can only benefit from during calendar year 2025 through calendar year 2029 under our Swiss tax ruling. In addition, we have recorded valuation allowances of $52,596, $28,727, $5,173, and $17,053 against deferred tax assets related to net operating losses in certain jurisdictions (mainly Australia, Brazil, Cyprus, France, Ireland, Japan, the Netherlands, and the United Kingdom), U.S. research and development credits, U.S. capital loss carryforwards, and U.S. share-based compensation, respectively, for which management has determined that it is more likely than not that these will not be realized.

Based on the weight of available evidence at June 30, 2024, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2024 is as follows:

Balance at June 30, 2023	$277,976
Charges to earnings (1)	(61,566)
Charges to other accounts (2)	(4,755)
Balance at June 30, 2024	$211,655
_________________
(1) Amount is primarily related to the partial release of the Swiss valuation allowance, offset by increased Irish foreign tax credits and tax-effected interest limitation carryforwards.
(2) Amount is primarily related to decreased deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes and unrealized gains on derivative financial instruments included in accumulated other comprehensive loss.
As of June 30, 2024, we had gross apportioned state net operating losses of $29,650, that expire on various dates from fiscal year 2025 through fiscal year 2044 or with unlimited carryforward. We also had gross non-U.S. net operating loss and capital loss carryforwards of $392,314, a significant amount of which begin to expire in fiscal year 2025, with the remaining amounts expiring on various dates through fiscal year 2035 or having unlimited carryforward. In addition, we had $33,925 of tax credit carryforwards primarily related to U.S. federal and state research and development credits, which expire on various dates beginning in fiscal year 2030 or having unlimited carryforward. We also had $22,778 and $6,841 of U.S. federal and apportioned U.S. state capital loss carryforwards, respectively, that expire in fiscal years 2025 through 2027. Lastly, we had $36,474 of Irish foreign tax credits with unlimited carryforward. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions in which they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets, and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; (ii) the ability of Cimpress plc to fund its operations and obligations with earnings from other businesses within the global group without incurring substantial tax costs; and (iii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2024, no tax provision has been made for $79,252 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $16,500 to $17,500 at that time. A cumulative deferred tax liability of $7,984 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated with no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2021	$13,399
Additions based on tax positions related to the current tax year	448
Additions based on tax positions related to prior tax years	2,958
Reductions based on tax positions related to prior tax years	(23)
Reductions due to audit settlements	(2,958)
Reductions due to lapse of statute of limitations	(799)
Cumulative translation adjustment	(29)
Balance June 30, 2022	12,996
Additions based on tax positions related to the current tax year	2,167
Additions based on tax positions related to prior tax years	770
Reductions based on tax positions related to prior tax years	(62)
Reductions due to audit settlements	—
Reductions due to lapse of statute of limitations	(225)
Cumulative translation adjustment	(22)
Balance June 30, 2023	15,624
Additions based on tax positions related to the current tax year	450
Additions based on tax positions related to prior tax years	405
Reductions based on tax positions related to prior tax years	(527)
Reductions due to audit settlements	(264)
Reductions due to lapse of statute of limitations	(1,021)
Cumulative translation adjustment	(13)
Balance June 30, 2024	$14,654

For the year ended June 30, 2024, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $7,527. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The interest and penalties recognized as of years ended June 30, 2024, 2023, and 2022 were $2,394, $1,924, and $1,383, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of 7,500 to 8,500 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2024 remain open for examination by the United States Internal Revenue Service and the years 2015 through 2024 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns.

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

PrintBrothers
Members of the PrintBrothers management team hold minority equity interests in several businesses within the reportable segment. During fiscal year 2023, put options were exercised by the minority interest holders for a portion of their equity interests that required us to purchase 10% to 11% in three of the respective businesses for a total of $90,841. The exercise of the put options triggered a mandatory redemption feature for the remaining minority equity interests, which requires the purchase of the remaining 1% equity interests on the third anniversary of the put option exercise, absent the earlier exercise of a call option on the first or second anniversaries by Cimpress. The remaining noncontrolling interests are mandatorily redeemable, which required the reclassification of the remaining equity interests to a liability, which was presented in other liabilities within our consolidated balance sheet.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2022	$131,483	$—
Acquisition of noncontrolling interest	—	365
Accretion to redemption value (1)	(7,236)	—
Net income attributable to noncontrolling interests	180	83
Distribution to noncontrolling interests (2)	(3,652)	—
Purchase of noncontrolling interest (3)	(95,567)	—
Reclassification to mandatorily redeemable noncontrolling interest (3)	(9,582)	—
Foreign currency translation	(4,733)	11
Balance as of June 30, 2023	10,893	459
Accretion to redemption value recognized in retained earnings (1)	1,124	—
Accretion to redemption value recognized in net income attributable to noncontrolling interests (1)	2,907	—
Net income attributable to noncontrolling interests	1,035	184
Distribution to noncontrolling interests (2)	(200)	—
Purchase of noncontrolling interest	(65)	—
Other adjustments (4)	7,319	—
Foreign currency translation	(15)	(9)
Balance as of June 30, 2024	$22,998	$634
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
(2) Distributions to noncontrolling interests include contractually required profit sharing payments made annually to the minority interest holders in one of the PrintBrothers businesses. The distributions were lower in fiscal year 2024, as compared to fiscal year 2023, due to the lower outstanding minority equity interest in our Printbrothers business.
(3) We purchased 10% to 11% of the equity interests in three PrintBrothers businesses during fiscal year 2023, as well as the 1% minority interest in our BuildASign business. Additionally, the minority equity interest holders of three PrintBrothers businesses exercised a put option that triggered a mandatory redemption feature for the remaining minority equity interests. The remaining minority equity interests were reclassified to mandatorily redeemable noncontrolling interests as part of other liabilities within the consolidated balance sheets.
(4) During fiscal year 2024, we identified an immaterial error in the initial purchase accounting related to the noncontrolling interest of a previously acquired business. This was corrected in the current period resulting in an increase to redeemable noncontrolling interests of $7,319. This adjustment was immaterial to the prior and current period financial statements.
15. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of June 30, 2024, we have numerous operating segments under our management reporting structure, which are reported in the following five reportable segments:
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
In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value of PSU awards to our businesses. The expense value for some of our PSU awards is based on a Monte Carlo fair value analysis, while others include a performance condition that influence the amount and timing of expense recognized for the related PSU award. The difference between the straight-line portion of the fixed grant value and the expense recognized (as a result of the fair value measurement, the related performance condition and the accelerated expense profile of the awards) is recognized within central and corporate costs.
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

	Year Ended June 30,
	2024	2023	2022
Revenue:
Vista	$1,741,600	$1,613,887	$1,514,909
PrintBrothers	638,036	578,431	526,952
The Print Group	358,918	346,949	329,590
National Pen	391,192	366,294	341,832
All Other Businesses	215,807	213,455	205,862
Total segment revenue	3,345,553	3,119,016	2,919,145
Inter-segment eliminations (1)	(53,697)	(39,389)	(31,590)
Total consolidated revenue	$3,291,856	$3,079,627	$2,887,555
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Year Ended June 30, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,232,126	$—	$—	$215,325	$176,017	$1,623,468
Europe	414,407	634,905	347,619	144,704	—	1,541,635
Other	93,751	—	—	5,697	27,305	126,753
Inter-segment	1,316	3,131	11,299	25,466	12,485	53,697
Total segment revenue	1,741,600	638,036	358,918	391,192	215,807	3,345,553
Less: inter-segment elimination	(1,316)	(3,131)	(11,299)	(25,466)	(12,485)	(53,697)
Total external revenue	$1,740,284	$634,905	$347,619	$365,726	$203,322	$3,291,856

	Year Ended June 30, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,155,000	$—	$—	$216,690	$181,145	$1,552,835
Europe	366,244	576,719	337,012	122,007	—	1,401,982
Other	91,066	—	—	7,772	25,972	124,810
Inter-segment	1,577	1,712	9,937	19,825	6,338	39,389
Total segment revenue	1,613,887	578,431	346,949	366,294	213,455	3,119,016
Less: inter-segment elimination	(1,577)	(1,712)	(9,937)	(19,825)	(6,338)	(39,389)
Total external revenue	$1,612,310	$576,719	$337,012	$346,469	$207,117	$3,079,627

	Year Ended June 30, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,063,390	$—	$—	$193,056	$177,868	$1,434,314
Europe	353,275	525,224	322,315	113,820	—	1,314,634
Other	94,874	—	—	20,058	23,675	138,607
Inter-segment	3,370	1,728	7,275	14,898	4,319	31,590
Total segment revenue	1,514,909	526,952	329,590	341,832	205,862	2,919,145
Less: inter-segment elimination	(3,370)	(1,728)	(7,275)	(14,898)	(4,319)	(31,590)
Total external revenue	$1,511,539	$525,224	$322,315	$326,934	$201,543	$2,887,555

The following table includes segment EBITDA by reportable segment, total income from operations, and total (loss) income before income taxes.

	Year Ended June 30,
	2024	2023	2022
Segment EBITDA:
Vista	$328,472	$224,081	$195,321
PrintBrothers	89,876	70,866	66,774
The Print Group	70,571	60,089	58,664
National Pen	31,917	23,714	26,845
All Other Businesses	25,195	25,215	23,227
Total segment EBITDA	546,031	403,965	370,831
Central and corporate costs	(145,339)	(133,539)	(143,958)
Depreciation and amortization	(151,764)	(162,428)	(175,681)
Certain impairments and other adjustments	(1,154)	(6,932)	9,709
Restructuring-related charges	(423)	(43,757)	(13,603)
Total income from operations	247,351	57,309	47,298
Other income, net	1,583	18,498	61,463
Interest expense, net	(119,822)	(112,793)	(99,430)
(Gain) loss on early extinguishment of debt	(666)	6,764	—
Income (loss) before income taxes	$128,446	$(30,222)	$9,331

	Year Ended June 30,
	2024	2023	2022
Depreciation and amortization:
Vista	$54,182	$58,464	$65,489
PrintBrothers	15,164	18,135	20,790
The Print Group	23,406	22,810	25,657
National Pen	16,560	21,366	24,261
All Other Businesses	18,376	17,694	18,536
Central and corporate costs	24,076	23,959	20,948
Total depreciation and amortization	$151,764	$162,428	$175,681

	Year Ended June 30,
	2024	2023	2022
Purchases of property, plant, and equipment:
Vista	$19,717	$17,604	$17,198
PrintBrothers	6,040	4,422	3,788
The Print Group	15,078	19,683	19,877
National Pen	4,737	6,003	4,332
All Other Businesses	7,732	4,793	7,027
Central and corporate costs	1,623	1,267	1,818
Total purchases of property, plant and equipment	$54,927	$53,772	$54,040

	Year Ended June 30,
	2024	2023	2022
Capitalization of software and website development costs:
Vista	$25,035	$22,559	$30,994
PrintBrothers	2,192	2,010	1,139
The Print Group	3,681	2,997	2,419
National Pen	4,019	2,913	3,390
All Other Businesses	5,416	4,299	4,097
Central and corporate costs	17,964	23,009	23,258
Total capitalization of software and website development costs	$58,307	$57,787	$65,297
Enterprise Wide Disclosures:
    The following table sets forth revenues by significant geographic area:

	Year Ended June 30,
	2024	2023	2022
United States	$1,467,785	$1,407,691	$1,320,347
Germany	532,537	460,516	420,041
Other (1)	1,291,534	1,211,420	1,147,167
Total revenue	$3,291,856	$3,079,627	$2,887,555
__________________
(1) Our other revenue includes Ireland, our country of domicile.
The following table sets forth revenues by groups of similar products and services:

	Year Ended June 30,
	2024	2023	2022
Physical printed products and other (1)	$3,207,102	$2,990,041	$2,789,600
Digital products and design services	84,754	89,586	97,955
Total revenue	$3,291,856	$3,079,627	$2,887,555
__________________
(1) Other revenue includes miscellaneous items, which account for less than 1% of revenue.

The following table sets forth long-lived assets by geographic area:

	June 30, 2024	June 30, 2023
Long-lived assets (1):
United States	$77,095	$83,956
Switzerland	67,201	73,857
Netherlands	60,974	65,547
Canada	54,848	57,328
Italy	37,380	42,377
Germany	31,656	27,813
France	28,002	29,302
Australia	22,131	19,664
Jamaica (2)	3,782	17,834
Other	90,380	86,690
Total	$473,449	$504,368
___________________
(1) Excludes goodwill of $787,138 and 781,541, intangible assets, net of $76,560 and 109,196, deferred tax assets of $95,059 and 12,740, and marketable securities, non-current of $0 and 4,497 as of June 30, 2024 and June 30, 2023, respectively.
(2) The decrease in Jamaica's long-lived assets is due to the sale of an owned customer service facility during fiscal year 2024.
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
The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2024 and 2023.

Leases	Consolidated Balance Sheet Classification	June 30, 2024	June 30, 2023

Assets:
Operating right-of-use assets	Operating lease assets, net	$78,681	$76,776
Finance right-of-use assets	Property, plant, and equipment, net	26,025	30,616
Total lease assets		$104,706	$107,392
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$19,634	$22,559
Finance lease liabilities	Other current liabilities	8,323	9,938
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	61,895	56,668
Finance lease liabilities	Other liabilities	28,037	29,822
Total lease liabilities		$117,889	$118,987

The following table represents the lease expenses for the years ended June 30, 2024 and 2023:

	Year Ended June 30,
	2024	2023
Operating lease expense	$25,844	$30,240
Finance lease expense:
Amortization of finance lease assets	5,300	4,565
Interest on lease liabilities	226	205
Variable lease expense	5,614	6,821
Less: sublease income	(904)	(833)
Net operating and finance lease cost	$36,080	$40,998
Future minimum lease payments under non-cancelable leases as of June 30, 2024 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$23,557	$10,251	$33,808
2 years	19,119	8,317	27,436
3 years	14,672	6,388	21,060
4 years	10,794	4,240	15,034
5 years	8,102	2,934	11,036
Thereafter	19,925	12,808	32,733
Total	96,169	44,938	141,107
Less: present value discount	(14,640)	(8,578)	(23,218)
Lease liability	$81,529	$36,360	$117,889
    Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (years):
Operating leases	5.90	5.74
Finance leases	7.96	8.69
Weighted-average discount rate:
Operating leases	5.70%	5.20%
Finance leases	7.04%	6.23%

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

	Year Ended June 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$25,015	$31,161
Operating cash flows from finance leases	226	205
Financing cash flows from finance leases	10,140	8,290

Fiscal Year 2022 Purchase and Sale of a Leased Facility
During fiscal year 2022, we paid $27,885 to exercise the purchase option available for a leased facility (which we had previously impaired under our long-lived asset policy), then immediately sold the facility to a separate third party for $23,226. The purchase option exercise was presented as a financing activity on our consolidated statement of cash flows while the sale of the facility was presented as an investing activity. We recognized a $3,324 gain on the sale within general and administrative expense on our consolidated statement of operations as the sale price exceeded the prior impaired carrying value of the asset.
17. Commitments and Contingencies
Debt
    The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2024 are as follows:

2025	$15,980
2026	535,408
2027	12,866
2028	1,052,353
2029	—
Total	$1,616,607
Supply Chain Finance Programs
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

All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of June 30, 2024 and 2023 were $62,848 and $44,522, respectively.
Purchase Obligations
At June 30, 2024, we had unrecorded commitments under contract of $229,865. These commitments consist of inventory, third-party fulfillment, and digital services of $93,774; third-party cloud services of $48,687; software of $39,072; production and computer equipment purchases of $5,497; professional and consulting fees of $3,265; and other commitments of $39,570.
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
18. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets, costs to exit loss-making operations, and other related costs including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA. During the years ended June 30, 2024, 2023, and 2022, we recognized restructuring charges of $423, $43,757, and $13,603, respectively. The restructuring charges recognized in the current period primarily include adjustments made to the previously estimated restructuring expense for prior period actions. We do not expect any additional material charges for any of the restructuring actions described below.

Fiscal Year 2023

During the year ended June 30, 2023, we recognized restructuring charges of $43,757, primarily due to decisions to reduce costs in our Vista business and central teams. For the year ended June 30, 2023, we recognized restructuring charges of $28,840 and $9,645 in our Vista business and central and corporate costs, respectively. The Vista restructuring charge included $5,397, for the impairment of assets related to our exit from the Japanese market. We also recognized restructuring charges of $1,715 in our National Pen business for the year ended June 30, 2023, which included employee termination benefits for the exit from the Japanese market and to migrate our European production operations from Ireland to the Czech Republic. Additionally, we recognized restructuring costs of $3,556 for the year ended June 30, 2023 in our All Other Businesses reportable segment for the exit from the Chinese market, which included employee termination benefits and the write-off of certain assets.

Fiscal Year 2022

During the year ended June 30, 2022, we recognized restructuring charges of $13,603, primarily due to decisions to reduce costs in certain areas including exiting operations in Japan and China, while also taking additional headcount actions in our Vista business and in our central technology team. During the year ended June 30, 2022, we recognized restructuring expense related to these actions of $7,492 in our Vista reportable segment, $1,093 in our All Other Businesses reportable segment, and $854 in our central and corporate costs. Additionally, our National Pen business recognized restructuring expense of $4,178 during the year ended June 30, 2022, incurred for both the decision to move its European production operations from Ireland to the Czech Republic and the decision to exit the Japan market. The remaining $14 of benefit to restructuring charges was recognized by The Print Group reportable segment for adjustments to prior period actions' estimated costs.

The following table summarizes the restructuring activity during the years ended June 30, 2024 and 2023.

	Severance and Related Benefits	Other Restructuring Costs	Accrued Restructuring Liability
Balance as of June 30, 2022	$13,449	$—	$13,449
Restructuring charges	33,694	10,063	43,757
Cash payments	(37,147)	—	(37,147)
Non-cash charges (1)	(2,429)	(10,063)	(12,492)
Balance as of June 30, 2023	7,567	—	7,567
Restructuring charges	386	37	423
Cash payments	(7,585)	—	(7,585)
Non-cash charges	—	(37)	(37)
Foreign currency translation	2	—	2
Balance as of June 30, 2024	$370	$—	$370
________________
(1) During the fiscal year ended June 30, 2023, non-cash restructuring charges primarily includes the loss recorded on assets for our Japan and China exits, and share-based compensation expense upon modification to accelerate the vesting of share-based compensation awards for the actions described above.

19. Related Party Transaction

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2024, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2024, as stated in their report included on page 46.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance,” "Insider Trading Policy," and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2024 Annual General Meeting of Shareholders, which we refer to as our 2024 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2024. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2024 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors," and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2024 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2024 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2024 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

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
10.11*
Form of Performance Share Unit Agreement for employees and executives under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.12*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.13*
Form of Performance Share Unit Agreement for our Board of Directors under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.14*
Form of Performance-Based Restricted Share Unit Agreement based on fiscal year 2024 Cimpress financial performance under the 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023

10.15*
Form of Performance-Based Restricted Share Unit Agreement based on fiscal year 2024 Vista financial performance under the 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023

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

10.20*
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

10.22*	Executive Retention Agreement between Cimpress plc and Florian Baumgartner dated February 1, 2023 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023
10.23*
Memorandum clarifying relative precedence of agreements dated May 6, 2010 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.24*	Employment Agreement dated May 5, 2024 between Cimpress Puerto Rico LLC and Cimpress USA Incorporated, as employers, and Robert Keane, as employee
10.25*
Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated July 10, 2019 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.26*
Amendment to Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated January 1, 2021 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.27*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.28*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.29
Amendment and Restatement Agreement dated as of May 17, 2021 among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., Vistaprint Netherlands B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017 (as amended and restated by the Amendment and Restatement Agreement, the "Credit Agreement"), is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2021

10.30
Amendment No. 1 (LIBOR Hardwire Transition Amendment) dated as of June 13, 2023 to the Credit Agreement is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2023

10.31	Amendment No. 2 dated as of May 15, 2024 to the Credit Agreement is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2024
10.32
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.33
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between certain Borrowers and Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

19.1	Insider Trading Policy is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2023
21.1	Subsidiaries of Cimpress plc
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
97.1	Compensation Recovery Policy is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2023
101	The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 9, 2024                         Cimpress plc

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder and Chief Executive Officer	August 9, 2024
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 9, 2024
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Director	August 9, 2024
Sophie A. Gasperment
/s/ Zachary S. Sternberg	Director	August 9, 2024
Zachary S. Sternberg
/s/ Dessislava Temperley	Director	August 9, 2024
Dessislava Temperley
/s/ Scott Vassalluzzo	Director	August 9, 2024
Scott Vassalluzzo