Form 10-Q
period 2024-09-30
CIMPRESS plc
filed 2024-10-31
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 28, 2024, there were 25,153,537 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$152,951	$203,775
Marketable securities	—	4,500
Accounts receivable, net of allowances of $7,307 and $7,219, respectively	73,757	64,576
Inventory	110,452	97,016
Prepaid expenses and other current assets	90,696	88,112
Total current assets	427,856	457,979
Property, plant and equipment, net	274,379	265,177
Operating lease assets, net	81,401	78,681
Software and website development costs, net	97,317	92,212
Deferred tax assets	97,003	95,059
Goodwill	804,806	787,138
Intangible assets, net	72,071	76,560
Other assets	29,105	39,351
Total assets	$1,883,938	$1,892,157
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$297,859	$326,656
Accrued expenses	266,677	245,931
Deferred revenue	51,919	46,118
Short-term debt	10,532	12,488
Operating lease liabilities, current	20,276	19,634
Other current liabilities	22,801	13,136
Total current liabilities	670,064	663,963
Deferred tax liabilities	23,645	24,701
Long-term debt	1,585,650	1,591,807
Operating lease liabilities, non-current	65,377	61,895
Other liabilities	85,498	76,305
Total liabilities	2,430,234	2,418,671
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	23,962	22,998
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 43,231,566 and 43,051,269 shares issued, respectively; 25,260,319 and 25,080,022 shares outstanding, respectively	606	604
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	573,192	570,283
Retained earnings	250,923	272,881
Accumulated other comprehensive loss	(32,160)	(30,364)
Total shareholders’ deficit attributable to Cimpress plc	(570,989)	(550,146)
Noncontrolling interests (Note 10)	731	634
Total shareholders' deficit	(570,258)	(549,512)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,883,938	$1,892,157
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2024	2023
Revenue	$804,969	$757,294
Cost of revenue (1)	422,736	398,783
Technology and development expense (1)	81,861	74,330
Marketing and selling expense (1)	203,847	192,188
General and administrative expense (1)	51,932	48,341
Amortization of acquired intangible assets	5,155	9,886
Restructuring expense	99	(334)
Income from operations	39,339	34,100
Other (expense) income, net	(11,492)	6,419
Interest expense, net	(31,415)	(29,200)
Gain on early extinguishment of debt	179	1,372
(Loss) income before income taxes	(3,389)	12,691
Income tax expense	8,995	8,122
Net (loss) income	(12,384)	4,569
Add: Net (income) attributable to noncontrolling interests	(165)	(15)
Net (loss) income attributable to Cimpress plc	$(12,549)	$4,554
Basic net (loss) income per share attributable to Cimpress plc	$(0.50)	$0.17
Diluted net (loss) income per share attributable to Cimpress plc	$(0.50)	$0.17
Weighted average shares outstanding — basic	25,167,845	26,468,769
Weighted average shares outstanding — diluted	25,167,845	27,079,455
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended September 30,
	2024	2023
Cost of revenue	$223	$167
Technology and development expense	5,096	4,209
Marketing and selling expense	1,715	2,218
General and administrative expense	8,599	5,859

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited in thousands)

	Three Months Ended September 30,
	2024	2023
Net (loss) income	$(12,384)	$4,569
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses), net of hedges	6,712	(3,787)
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(8,399)	7,679
Amounts reclassified from accumulated other comprehensive loss to net (loss) income for derivative instruments	284	(3,548)
Comprehensive (loss) income	(13,787)	4,913
Add: Comprehensive (income) loss attributable to noncontrolling interests	(558)	79
Total comprehensive (loss) income attributable to Cimpress plc	$(14,345)	$4,992
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2023	44,316	$615	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	2	—	—	—	82	—	—	82
Share-based awards vested, net of shares withheld for taxes	236	—	—	—	(8,403)	—	—	(8,403)
Share-based compensation expense	—	—	—	—	12,621	—	—	12,621
Net income attributable to Cimpress plc	—	—	—	—	—	4,554	—	4,554
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(330)	—	(330)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	4,131	4,131
Foreign currency translation, net of hedges	—	—	—	—	—	—	(3,693)	(3,693)
Balance at September 30, 2023	44,554	$615	(17,971)	$(1,363,550)	$543,754	$239,620	$(34,622)	$(614,183)

Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	22	—	—	—	1,000	—	—	1,000
Purchase and cancellation of ordinary shares	(123)	(1)	—	—	(1,713)	(8,906)	—	(10,620)
Share-based awards vested, net of shares withheld for taxes	282	3	—	—	(12,951)	—	—	(12,948)
Share-based compensation expense	—	—	—	—	16,573	—	—	16,573
Net loss attributable to Cimpress plc	—	—	—	—	—	(12,549)	—	(12,549)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(503)	—	(503)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(8,115)	(8,115)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,319	6,319
Balance at September 30, 2024	43,232	$606	(17,971)	$(1,363,550)	$573,192	$250,923	$(32,160)	$(570,989)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2024	2023
Operating activities
Net (loss) income	$(12,384)	$4,569
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,546	39,942
Share-based compensation expense	15,633	12,453
Deferred taxes	2,951	(1,118)
Gain on early extinguishment of debt	(260)	(1,372)
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net (loss) income	18,337	(6,261)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(10,370)	1,885
Other non-cash items	1,328	(1,229)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(7,775)	(2,209)
Inventory	(10,309)	(401)
Prepaid expenses and other assets	(3,430)	4,214
Accounts payable	(36,946)	(22,209)
Accrued expenses and other liabilities	12,063	13,990
Net cash provided by operating activities	4,384	42,254
Investing activities
Purchases of property, plant and equipment	(17,001)	(22,565)
Capitalization of software and website development costs	(14,571)	(14,397)
Proceeds from the sale of assets	1,570	5,636
Proceeds from maturity of held-to-maturity investments	4,500	20,500
Net cash used in investing activities	(25,502)	(10,826)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	525,000	—
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	(522,135)	(19,815)
Proceeds from borrowings of debt	—	173
Payments of debt	(4,497)	(3,784)
Payments of debt issuance costs	(8,445)	—
Payments of withholding taxes in connection with equity awards	(12,948)	(8,404)
Payments of finance lease obligations	(1,950)	(2,768)
Purchase of ordinary shares	(10,620)	—
Proceeds from issuance of ordinary shares	1,000	82
Distributions to noncontrolling interests	(821)	(549)
Net cash used in financing activities	(35,416)	(35,065)
Effect of exchange rate changes on cash	5,710	(1,477)
Net decrease in cash and cash equivalents	(50,824)	(5,114)
Cash and cash equivalents at beginning of period	203,775	130,313
Cash and cash equivalents at end of period	$152,951	$125,199
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Three Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$35,248	$24,239
Cash received for interest	3,712	3,349
Cash (received) paid for income taxes	(1,829)	15,794
Non-cash investing and financing activities
Property and equipment acquired under finance leases	339	386
Amounts accrued related to property, plant and equipment	10,909	6,403
Amounts accrued related to capitalized software development costs	356	205
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

Ordinary Shares
During the three months ended September 30, 2024, we repurchased 123,325 of our ordinary shares on the open market for $10,620. The repurchased shares were immediately retired after repurchase and therefore have been classified as authorized and unissued shares as of September 30, 2024.

Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net.

	Three Months Ended September 30,
	2024	2023
(Losses) gains on derivatives not designated as hedging instruments (1)	$(20,569)	$8,312
Currency-related gains (losses), net (2)	8,667	(2,699)
Other gains	410	806
Total other (expense) income, net	$(11,492)	$6,419
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized (losses) gains of $(2,232) and $2,050 for the three months ended September 30, 2024 and 2023, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related gains (losses), net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, during the three months ended September 30, 2023, we recognized gains of $1,936 on a cross-currency swap designated as a cash flow hedge which hedges the remeasurement of an intercompany loan. We did not hold any cross-currency swap contracts that were designated as cash flow hedges during the current quarter. Refer to Note 4 for additional details regarding our cash flow hedges.

Net (Loss) Income Per Share Attributable to Cimpress plc
Basic net (loss) income per share attributable to Cimpress plc is computed by dividing net (loss) income attributable to Cimpress plc by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net (loss) income per share attributable to Cimpress plc gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), performance share units ("PSUs"), and warrants, if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Three Months Ended September 30,
	2024	2023
Weighted average shares outstanding, basic	25,167,845	26,468,769
Weighted average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/warrants (1)(2)	—	610,686
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	25,167,845	27,079,455
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)	1,224,628	187,649
__________________
(1) In the periods in which a net loss is recognized, the impact of share options, PSUs, RSUs and warrants is excluded from shares used in computed diluted net loss per share as it is anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three months ended September 30, 2024, the average market price of our ordinary shares was higher than the strike price of the warrants and the weighted average anti-dilutive effect of the warrants (anti-dilutive due to our net loss position) was 341,158. For the three months ended September 30, 2023, the average market price of our ordinary shares was higher than the strike price of the warrants, and the weighted average dilutive effect of the warrants was 98,319.

Recently Issued or Adopted Accounting Pronouncements

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

	September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$10,142	$—	$10,142	$—
Currency forward contracts	17	—	17	—
Total assets recorded at fair value	$10,159	$—	$10,159	$—

Liabilities
Cross-currency swap contracts	$(8,535)	$—	$(8,535)	$—
Currency forward contracts	(12,708)	—	(12,708)	—
Currency option contracts	(4,904)	—	(4,904)	—
Total liabilities recorded at fair value	$(26,147)	$—	$(26,147)	$—

	June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$18,830	$—	$18,830	$—
Cross-currency swap contracts	1,043	—	1,043	—
Currency forward contracts	3,642	—	3,642	—
Currency option contracts	137	—	137	—
Total assets recorded at fair value	$23,652	$—	$23,652	$—

Liabilities
Currency forward contracts	$(856)	$—	$(856)	$—
Currency option contracts	(2,180)	—	(2,180)	—
Total liabilities recorded at fair value	$(3,036)	$—	$(3,036)	$—

During the three months ended September 30, 2024 and year ended June 30, 2024, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Our held-to-maturity marketable securities are recognized at an amortized cost. As of September 30, 2024, we had no held-to-maturity securities. The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of June 30, 2024. The fair value was determined using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy. We did not record an allowance for credit losses and impairments for these marketable securities during the three months ended September 30, 2024 and 2023.

	June 30, 2024
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$1,500	$(1)	$1,499
U.S. government securities	3,000	(4)	2,996
Total held-to-maturity securities	$4,500	$(5)	$4,495

As of September 30, 2024 and June 30, 2024, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2024 and June 30, 2024, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,617,457 and $1,616,607, respectively, and the fair value was $1,628,102 and $1,617,364, respectively. Our debt at September 30, 2024 includes variable-rate debt instruments indexed to Term SOFR and Euribor that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings as a component of interest expense, net. Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt.

As of September 30, 2024, we estimate that $1,935 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2025. As of September 30, 2024, we had ten effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2024 (1)	$215,000
Contracts with a future start date	430,000
Total	$645,000
________________________
(1) Based on contracts outstanding as of September 30, 2024, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
Hedges of Currency Risk
Cross-Currency Swap Contracts
We execute cross-currency swap contracts designated as net investment hedges. Cross-currency swaps involve an initial receipt of the notional amount in the hedged currency in exchange for our reporting currency based on a contracted exchange rate. Subsequently, we receive fixed rate payments in our reporting currency in exchange for fixed rate payments in the hedged currency over the life of the contract. At maturity, the final exchange involves the receipt of our reporting currency in exchange for the notional amount in the hedged currency.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. dollar. As of September 30, 2024, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $264,851, maturing during June 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
Other Currency Hedges
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. These contracts or intercompany loans may be designated as hedges to mitigate the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in consolidated subsidiaries that have the Euro as their functional currency. The impact of net investment hedges is recognized in accumulated other comprehensive loss as a component of translation adjustments, net of hedges, and would only be reclassified to earnings if the hedged subsidiaries were no longer consolidated entities.
As of September 30, 2024, we have one intercompany loan designated as a net investment hedge with a total notional amount of $51,569 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2024 and 2023, we experienced volatility within other (expense) income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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
As of September 30, 2024, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$806,847	December 2022 through September 2024	Various dates through September 2026	655	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2024 and June 30, 2024. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$10,529	$(387)	$10,142	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(8,535)	—	(8,535)
Total derivatives designated as hedging instruments		$10,529	$(387)	$10,142		$(8,535)	$—	$(8,535)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$17	$—	$17	Other current liabilities / other liabilities	$(13,375)	$667	$(12,708)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(4,904)	—	(4,904)
Total derivatives not designated as hedging instruments		$17	$—	$17		$(18,279)	$667	$(17,612)

	June 30, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$18,830	$—	$18,830	Other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swaps	Other assets	1,043	—	1,043	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$19,873	$—	$19,873		$—	$—	$—

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,549	$(1,907)	$3,642	Other current liabilities / other liabilities	$(1,084)	$228	$(856)
Currency option contracts	Other current assets / other assets	212	(75)	137	Other current liabilities / other liabilities	(2,351)	171	(2,180)
Total derivatives not designated as hedging instruments		$5,761	$(1,982)	$3,779		$(3,435)	$399	$(3,036)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$(8,399)	$6,131
Cross-currency swaps	—	1,548
Derivatives in net investment hedging relationships
Intercompany loan	(2,129)	5,775
Currency forward contracts	—	(1,080)
Total	$(10,528)	$12,374

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2024 and 2023.

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$321	$(2,223)	Interest expense, net
Cross-currency swaps	—	(1,936)	Other (expense) income, net
Total before income tax	321	(4,159)	(Loss) income before income taxes
Income tax	(37)	611	Income tax expense
Total	$284	$(3,548)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three months ended September 30, 2024 and 2023 for derivative instruments for which we did not elect hedge accounting.

	Amount of Gain (Loss) Recognized in Net Income (Loss)		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2024	2023
Currency contracts	$(20,569)	$8,312	Other (expense) income, net
Total	$(20,569)	$8,312
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $251 for the three months ended September 30, 2024:

	Gains on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2024	$10,789	$(706)	$(40,447)	$(30,364)
Other comprehensive (loss) income before reclassifications	(8,399)	—	6,319	(2,080)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	284	—	—	284
Net current period other comprehensive (loss) income	(8,115)	—	6,319	(1,796)
Balance as of September 30, 2024	$2,674	$(706)	$(34,128)	$(32,160)
________________________
(1) Gains on cash flow hedges include our interest rate swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2024 and June 30, 2024, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Gains on currency forward and swap contracts designated as net investment hedges, net of tax, of $8,751 and $15,042 have been included in accumulated other comprehensive loss as of September 30, 2024 and June 30, 2024. Intercompany loan hedge gains, net of tax, of $39,415 and $48,270 have been included in accumulated other comprehensive loss as of September 30, 2024 and June 30, 2024, respectively.

6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2024 and June 30, 2024 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2024	$295,285	$149,244	$147,688	$194,921	$787,138
Effect of currency translation adjustments (1)	4,891	6,515	6,262	—	17,668
Balance as of September 30, 2024	$300,176	$155,759	$153,950	$194,921	$804,806
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2024	June 30, 2024
Compensation costs	$79,842	$80,844
Income and indirect taxes	52,714	46,499
Advertising costs	27,354	23,524
Third-party manufacturing and digital content costs	18,665	17,608
Shipping costs	12,739	10,088
Variable compensation incentives	7,018	9,263
Sales returns	6,159	5,181
Professional fees	4,167	2,596
Interest payable	1,371	3,658
Other	56,648	46,670
Total accrued expenses	$266,677	$245,931

Other current liabilities included the following:

	September 30, 2024	June 30, 2024
Short-term derivative liabilities (1)	$13,031	$4,833
Current portion of finance lease obligations	8,241	8,323
Other	1,529	(20)
Total other current liabilities	$22,801	$13,136
Other liabilities included the following:

	September 30, 2024	June 30, 2024
Long-term finance lease obligations	$27,049	$28,037
Long-term compensation incentives	13,828	17,127
Long-term derivative liabilities (1)	14,170	584
Mandatorily redeemable noncontrolling interest	9,971	9,608
Other	20,480	20,949
Total other liabilities	$85,498	$76,305
________________________
(1) The increase in derivative liabilities is due to fluctuations in currency exchange rates. Refer to Note 4 for additional details regarding our derivative instruments.

8. Debt

	September 30, 2024	June 30, 2024
7.375% Senior Notes due 2032 (1)	$525,000	$—
7.0% Senior Notes due 2026 (1)	—	522,135
Senior secured credit facility	1,083,880	1,084,627
Other	8,577	9,845
Debt issuance costs and discounts, net of debt premiums (2)	(21,275)	(12,312)
Total debt outstanding, net	1,596,182	1,604,295
Less: short-term debt (3)	10,532	12,488
Long-term debt	$1,585,650	$1,591,807
_____________________
(1) On September 26, 2024, we completed a private placement of $525,000 in aggregate principal amount of 7.375% Senior Notes due 2032. We used the net proceeds of this offering plus cash on hand to redeem the $522,135 of our 7.0% Senior Notes due 2026 and pay the associated interest and financing fees.
(2) During the three months ended September 30, 2024, we capitalized $9,682 in debt issuance costs, which related to the private placement of our 7.375% Senior Notes due 2032, as well as the amendment to our senior secured credit facility. We wrote-off $2,187 of unamortized costs, which was offset by the write-off of $2,525 of debt premium related to the redemption of our 7.0% Senior Notes due 2026. Refer to the description below for additional details.
(3) Balances as of September 30, 2024 and June 30, 2024 are inclusive of short-term debt issuance costs, debt premiums and discounts of $4,507 and $3,492, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of September 30, 2024, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") and the indenture governing our 2032 Notes.
Senior Secured Credit Facility
On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 (subject to a springing maturity to the date that is 91 days prior to the maturity date of the term loan facility if the term loan facility has not been extended, repaid or refinanced on or prior to such date) and reduced the related credit spread and commitment fee on unused balances.
Our Restated Credit Agreement consists of the following as of September 30, 2024:
•a $1,032,311 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 3.00%,
•a €46,172 (U.S. dollar equivalent of $51,569) Euro Tranche that currently bears interest at EURIBOR (with a EURIBOR floor of 0%) plus 3.50%, and
•a $250,000 senior secured revolving credit facility with a maturity date of September 26, 2029 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
◦Borrowings under the Revolving Credit Facility bear interest at Term SOFR (with a Term SOFR rate floor of 0%) plus 2.25% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement.
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
As of September 30, 2024, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 7.37%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.30% to 0.45% depending on our First

Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.
Senior Notes
On September 26, 2024, we completed a private placement of $525,000 in aggregate principal amount of 7.375% senior unsecured notes due 2032 (the "2032 Notes"). We issued the 2032 Notes pursuant to a senior notes indenture dated as of September 26, 2024, among Cimpress plc, our subsidiary guarantors, and U.S Bank Trust Company, as trustee (the "Indenture"). We used the net proceeds from the 2032 Notes, together with cash on hand, to redeem all of the outstanding 7.0% senior unsecured notes due 2026 (the "2026 Notes") at a redemption price equal to par of the principal amount, to pay all accrued unpaid interest thereon, and to pay all fees and expenses related to the redemption and offering. As a result of the redemption, we incurred a gain on the extinguishment of debt of $338 which included the write-off of the associated unamortized debt premium of $2,525 which was partially offset by the write-off of unamortized debt issuance costs of $2,187.
The 2032 Notes bear interest at a rate of 7.375% per annum and mature on September 15, 2032. Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2025, to the holders of record of the 2032 Notes at the close of business on March 1 or September 1, respectively, preceding such interest payment date.
The 2032 Notes are senior unsecured obligations and rank equally in right of payment to all our existing and future senior unsecured debt and senior in right of payment to all of our existing and future subordinated debt. The 2032 Notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. Subject to certain exceptions, each of our existing and future subsidiaries that is a borrower under or guarantees our senior secured credit facilities guarantees the 2032 Notes.

The Indenture under which the 2032 Notes are issued contains various covenants, including covenants that, subject to certain exceptions, limit our restricted subsidiaries’ ability to: incur and/or guarantee additional debt; pay dividends, repurchase shares or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; merge, consolidate or transfer or dispose of substantially all of our consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

At any time prior to September 15, 2027, we may redeem some or all of the 2032 Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the Indenture, plus, in each case, accrued and unpaid interest and Additional Amounts (as defined in the Indenture), if any, to, but not including, the redemption date. In addition, at any time prior to September 15, 2027, Cimpress may on any one or more occasions redeem up to 40% of the original aggregate principal amount of the Notes with the net proceeds of certain equity offerings by Cimpress at a redemption price equal to 107.375% of the principal amount thereof, plus accrued and unpaid interest and Additional Amounts, if any (which accrued and unpaid interest and Additional Amounts need not be funded with such proceeds), to, but not including, the redemption date. At any time on or after September 15, 2027, Cimpress may redeem some or all of the Notes at the redemption prices specified in the Indenture, plus accrued and unpaid interest and Additional Amounts, if any, to, but not including, the redemption date.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2024 and June 30, 2024, we had $8,577 and $9,845, respectively, outstanding for those obligations that are payable through September 2027.
9. Income Taxes
Our income tax expense was $8,995 and $8,122 for the three months ended September 30, 2024 and 2023, respectively. Income tax expense increased versus the prior comparative period due to various immaterial discrete items in both periods and an increased full-year forecasted effective tax rate. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal year 2025 than for fiscal year 2024 primarily due to increased forecasted full-year profits. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for the three months ended

September 30, 2024 and 2023, respectively, in accordance with U.S. GAAP. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.

As of September 30, 2024 we had unrecognized tax benefits of $16,272, including accrued interest and penalties of $2,281. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,083 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $7,000 to $7,500 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2024 remain open for examination by the U.S. Internal Revenue Service and the years 2015 through 2024 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team own a minority portion of the equity. These noncontrolling interests span multiple businesses and reportable segments.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2024	$22,998	$634
Accretion to redemption value recognized in retained earnings (1)	503	—
Net income attributable to noncontrolling interests	96	69
Foreign currency translation	365	28
Balance as of September 30, 2024	$23,962	$731
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
As of September 30, 2024, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Consists of the operations of our VistaPrint branded websites in North America, Western Europe, Australia, New Zealand, India, and Singapore. This business also includes our 99designs by Vista business, which provides graphic design services, VistaCreate for do-it-yourself (DIY) design, our Vista x Wix partnership for small business websites, and our Vista Corporate Solutions business, which serves medium-sized businesses and large corporations.
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
•National Pen - Serves small businesses across geographies including North America, Europe, and Australia. The pens.com branded business sells through their ecommerce site and is supported by digital marketing methods as well as direct mail and telesales. National Pen focuses on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses.
•All Other Businesses - Includes two businesses grouped together based on materiality.
◦BuildASign is a provider of canvas-print wall décor, business signage and other large-format printed products.
◦Printi, a smaller business that is an online printing leader in Brazil.

For purposes of measuring and reporting our segment financial performance, we implemented changes to the methodology used for inter-segment transactions during the first quarter of fiscal 2025. These transactions occur when one Cimpress business chooses to buy from or sell to another Cimpress business. Under the new approach, a merchant business (the buyer) is cross charged the actual cost of fulfillment that includes product (e.g., labor, materials and overhead allocation) and shipping costs. A fulfiller business (the seller) receives inter-segment revenue that includes the product costs plus a markup, as well as the shipping costs. The fulfiller profit is included in the fulfiller’s segment results, but eliminated from consolidated reporting through an inter-segment EBITDA elimination. The new approach allows our merchant businesses to access the ultimate Cimpress cost of fulfillment for a given product and therefore that ultimate Cimpress cost can be used to determine pricing, advertising spend, and other operational decisions. Prior to this change, inter-segment transactions were based on marked-up pricing that resulted in the merchant business recognizing inter-segment cost of goods sold that was equal to inter-segment revenue that were recognized by the fulfiller business, as such there was no inter-segment EBITDA elimination under our prior method. We have recast all prior periods presented for segment revenue and segment EBITDA to ensure comparability with the current fiscal year. These changes in methodology have no impact on our consolidated financial results.
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

	Three Months Ended September 30,
	2024	2023 (1)
Revenue:
Vista	$429,494	$396,850
PrintBrothers	160,415	152,573
The Print Group	84,072	79,437
National Pen	93,404	86,796
All Other Businesses	57,143	51,425
Total segment revenue	824,528	767,081
Inter-segment eliminations (2)	(19,559)	(9,787)
Total consolidated revenue	$804,969	$757,294
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended September 30, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$309,175	$—	$—	$52,287	$43,368	$404,830
Europe	95,657	159,368	80,907	32,007	—	367,939
Other	23,759	—	—	1,442	6,999	32,200
Inter-segment	903	1,047	3,165	7,668	6,776	19,559
Total segment revenue	429,494	160,415	84,072	93,404	57,143	824,528
Less: inter-segment elimination	(903)	(1,047)	(3,165)	(7,668)	(6,776)	(19,559)
Total external revenue	$428,591	$159,368	$80,907	$85,736	$50,367	$804,969

	Three Months Ended September 30, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$289,055	$—	$—	$52,735	$42,214	$384,004
Europe	85,407	151,542	77,802	27,737	—	342,488
Other	21,890	—	—	1,377	7,535	30,802
Inter-segment (1)	498	1,031	1,635	4,947	1,676	9,787
Total segment revenue (1)	396,850	152,573	79,437	86,796	51,425	767,081
Less: inter-segment elimination (1)	(498)	(1,031)	(1,635)	(4,947)	(1,676)	(9,787)
Total external revenue	$396,352	$151,542	$77,802	$81,849	$49,749	$757,294
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.

The following table includes segment EBITDA by reportable segment, total income from operations and total (loss) income before income taxes:

	Three Months Ended September 30,
	2024	2023 (1)
Segment EBITDA:
Vista	$76,847	$78,578
PrintBrothers	20,156	20,210
The Print Group	17,902	12,507
National Pen	(4,758)	(8,762)
All Other Businesses	6,735	6,018
Inter-segment elimination	(5,500)	(2,538)
Total segment EBITDA	111,382	106,013
Central and corporate costs	(37,012)	(31,780)
Depreciation and amortization	(35,546)	(39,942)
Restructuring-related charges	(99)	334
Certain impairments and other adjustments	614	(525)
Total income from operations	39,339	34,100
Other (expense) income, net	(11,492)	6,419
Interest expense, net	(31,415)	(29,200)
Gain on early extinguishment of debt	179	1,372
(Loss) income before income taxes	$(3,389)	$12,691
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.

	Three Months Ended September 30,
	2024	2023
Depreciation and amortization:
Vista	$13,055	$14,875
PrintBrothers	3,475	3,889
The Print Group	5,211	5,822
National Pen	3,246	5,188
All Other Businesses	4,647	4,547
Central and corporate costs	5,912	5,621
Total depreciation and amortization	$35,546	$39,942

	Three Months Ended September 30,
	2024	2023
Purchases of property, plant and equipment:
Vista	$7,526	$3,611
PrintBrothers	1,367	5,152
The Print Group	3,767	8,496
National Pen	1,363	2,669
All Other Businesses	2,511	2,235
Central and corporate costs	467	402
Total purchases of property, plant and equipment	$17,001	$22,565

	Three Months Ended September 30,
	2024	2023
Capitalization of software and website development costs:
Vista	$6,057	$6,640
PrintBrothers	602	457
The Print Group	949	694
National Pen	1,100	805
All Other Businesses	1,499	1,187
Central and corporate costs	4,364	4,614
Total capitalization of software and website development costs	$14,571	$14,397
The following table sets forth long-lived assets by geographic area:

	September 30, 2024	June 30, 2024
Long-lived assets (1):
United States	$72,106	$77,095
Switzerland	70,876	67,201
Netherlands	57,773	60,974
Canada	57,455	54,848
Italy	39,042	37,380
Germany	32,088	31,656
France	28,062	28,002
Australia	22,710	22,131
Jamaica	3,639	3,782
Other	96,252	90,380
Total	$480,003	$473,449
___________________
(1) Excludes goodwill of $804,806 and $787,138, intangible assets, net of $72,071 and $76,560, deferred tax assets of $97,003 and $95,059, and equity method investments of $2,128 and $1,904 as of September 30, 2024 and June 30, 2024, respectively.
12. Commitments and Contingencies
Supply Chain Finance Program
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
All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of September 30, 2024 and June 30, 2024 were $62,389 and $62,848, respectively.
Purchase Obligations
At September 30, 2024, we had unrecorded commitments under contract of $231,826, including inventory, third-party fulfillment and digital service purchase commitments of $94,562; third-party cloud services of $46,075; software of $35,758; production-related temporary labor of $10,278; insurance costs of $9,595; production and computer equipment purchases of $9,404; professional and consulting fees of $6,988; advertising of $2,025; and other unrecorded purchase commitments of $17,140.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the impact of interest rate and currency fluctuations, future payment terms with suppliers, legal proceedings, indefinitely reinvested earnings, unrecognized tax benefits, our effective tax rate, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek,” "will" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and heightened inflation; our inability to make investments in our business and allocate our capital as planned or the failure of those investments and allocations to achieve the results we expect; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; loss of key personnel or our inability to recruit talented personnel; our failure to develop and deploy our mass customization platform or the failure of the mass customization platform to drive the performance, efficiencies and competitive advantage we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by political instability and war in Ukraine, Israel, the Middle East or elsewhere; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the 2024 fiscal year and subsequent documents we periodically file with the SEC.
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
As of September 30, 2024, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses.
For purposes of measuring and reporting our segment financial performance, we implemented changes to the methodology used for inter-segment transactions during the first quarter of fiscal 2025. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business. We have recast the prior period presented for segment revenue and segment EBITDA to ensure comparability with the current fiscal year. These changes in methodology have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional details.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of

Management's Discussion and Analysis. A summary of these key financial metrics for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 follows:
•Revenue increased by 6% to $805.0 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 6%.
•Operating income increased by $5.2 million to $39.3 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $1.0 million to $87.8 million.
•Diluted net (loss) income per share attributable to Cimpress plc was a loss of $(0.50) compared to income of $0.17 in the prior year period.
•Cash provided by operating activities decreased by $37.9 million to $4.4 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $36.5 million to a use of cash of $25.6 million.
For the three months ended September 30, 2024, the increase in reported revenue was driven by revenue growth across all of our segments. Revenue growth in our Vista business was driven by customer experience improvements and new product introductions that have supported continued increases in average order value and customer count.
The increase to operating income during the three months ended September 30, 2024 was driven by a $23.7 million increase to gross profit that benefited from the revenue growth described above. The increase to gross profit was offset in part by higher advertising spend of $6.3 million which was largely driven by higher mid- and upper-funnel advertising spend in our Vista business. In addition, operating expenses increased as compared to the prior year, due in part to higher cash compensation costs driven by the timing of our annual merit cycle, and increases in share-based compensation expense. These operating expense increases were offset in part by $4.7 million of lower amortization of acquired intangible assets due to the runoff of fully amortized assets across several of our previously acquired businesses.
Adjusted EBITDA decreased year over year by $1.0 million, which included negative year-over-year currency impacts of $0.9 million. Excluding the effect of currency, adjusted EBITDA decreased slightly versus the prior period. Adjusted EBITDA excludes depreciation and amortization, restructuring charges, share-based compensation expense, earn-out related charges, certain impairments and other charges, gains or losses on the purchase or sale of subsidiaries and the disposal of assets, and includes proceeds from insurance not already included in operating income as well as the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA.
Diluted net (loss) income per share attributable to Cimpress plc decreased for the three months ended September 30, 2024, primarily due to the net negative currency impacts of $15.2 million year over year, primarily due to unrealized currency losses caused by exchange rate volatility and lower realized gains on our derivative contracts. We also recognized $2.2 million of higher interest expense, net, primarily due to the impact of changes in our estimated redemption amount of mandatorily redeemable noncontrolling interests, which has resulted in $2.7 million of higher interest expense, net, year over year. Additionally, we recognized $1.2 million of lower gains on extinguishment of debt driven by the prior year purchase of a portion of our previously outstanding 2026 Notes.
During the three months ended September 30, 2024, cash from operations decreased $37.9 million year over year primarily driven by unfavorable changes in working capital due to timing items, as well as higher cash interest of $10.6 million driven by the earlier interest payment associated with the redemption of our previously outstanding 2026 Notes. For additional details regarding the refinancing of our 2026 Notes, refer to Note 8 in our accompanying consolidated financial statements.
Adjusted free cash flow decreased by $36.5 million for the three months ended September 30, 2024, due to the operating cash flow decrease described above, as well as $4.1 million of lower proceeds from the sale of assets, primarily driven by the sale of our previously owned manufacturing facility in Japan in the prior period. These decreases were partially offset by lower capitalized expenditures year-over-year of $5.6 million, primarily due to the timing of cash payments on asset purchases.

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
Total revenue and revenue growth by reportable segment for the three months ended September 30, 2024 and 2023 are shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2024	2023 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$429,494	$396,850	8%	—%	8%	—%	8%
PrintBrothers	160,415	152,573	5%	(1)%	4%	—%	4%
The Print Group	84,072	79,437	6%	(2)%	4%	—%	4%
National Pen	93,404	86,796	8%	(1)%	7%	—%	7%
All Other Businesses	57,143	51,425	11%	2%	13%	—%	13%
Inter-segment eliminations	(19,559)	(9,787)
Total revenue	$804,969	$757,294	6%	—%	6%	—%	6%
_________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
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
(3) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
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

In thousands	Three Months Ended September 30,
	2024	2023
Cost of revenue	$422,736	$398,783
% of revenue	52.5%	52.7%
For the three months ended September 30, 2024, cost of revenue increased by $24.0 million year over year, partially driven by higher production and shipping costs due to volume growth as well as increases in third-party fulfillment costs in some of our businesses, primarily due to product mix shifts toward faster growing product categories, some of which leverage our large fulfillment network.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2024	2023
Technology and development expense	$81,861	$74,330
% of revenue	10.2%	9.8%
Marketing and selling expense	$203,847	$192,188
% of revenue	25.3%	25.4%
General and administrative expense	$51,932	$48,341
% of revenue	6.5%	6.4%
Amortization of acquired intangible assets	$5,155	$9,886
% of revenue	0.6%	1.3%
Restructuring expense	$99	$(334)
% of revenue	0.0%	0.0%
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
Technology and development expense increased by $7.5 million for the three months ended September 30, 2024 as compared to the prior year. The year-over-year increase was driven in part by $1.8 million of higher third-party technology costs driven partly by our businesses' further adoption of certain products offered through our mass customization platform, as well as increased business volumes, which has collectively increased consumption of those services. There were also $1.8 million of higher cash compensation costs in the current quarter, resulting in part from our annual merit cycle and market adjustments and higher share-based compensation costs of $0.9 million. Amortization of capitalized software also increased $1.2 million as compared to the prior year, due to an increase in the capitalized asset base driven by continued investment in technology capabilities mainly in our Vista business and central technology teams.
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
For the three months ended September 30, 2024, marketing and selling expenses increased by $11.7 million, partly due to higher advertising spend of $6.3 million as compared to the prior year, largely driven by increases in mid- and upper-funnel spend in our Vista business. These increases were driven in part by the non-recurrence of temporarily stopping activity in these channels to test their performance that reduced spend in the prior year. Cash compensation costs increased by $4.4 million driven by our annual merit cycle, as well as hiring in our Vista business.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
General and administrative expenses increased by $3.6 million during the three months ended September 30, 2024 as compared to the prior year. The increase in general and administrative expenses were driven by higher compensation costs, which included $2.7 million of higher share-based compensation expense, driven by the accelerated expense profile of our performance share units, as well as $0.6 million of higher cash compensation costs which was impacted by our annual merit cycle.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended September 30,
	2024	2023
(Losses) gains on derivatives not designated as hedging instruments	$(20,569)	$8,312
Currency-related gains (losses), net	8,667	(2,699)
Other gains	410	806
Total other (expense) income, net	$(11,492)	$6,419
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
We experience currency-related net gains and losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. Losses on the revaluation of non-functional currency debt are included in our currency-related gains (losses), net, offsetting the impact of certain non-functional currency intercompany relationships.
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
Interest expense, net increased $2.2 million during the three months ended September 30, 2024, primarily due to the impact of changes in our estimated redemption amount of mandatorily redeemable noncontrolling interests, which has resulted in $2.7 million of higher interest expense, net, year over year. This was partially offset by a year-over-year decrease to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B due in part to our repricing in May 2024 as well as less interest expense associated with our 2026 Notes driven by the prior-year purchase of a portion of those notes.
Gain on extinguishment of debt
During the three months ended September 30, 2024, we recognized $0.2 million of gains on the extinguishment of debt primarily due to the net write-off of unamortized debt premium and financing fees associated with the refinancing of our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional details. The prior period includes gains of $1.4 million arising from the purchase of a portion of our previously outstanding 2026 Notes.

Income tax expense

In thousands	Three Months Ended September 30,
	2024	2023
Income tax expense	$8,995	$8,122
Effective tax rate	(265.4)%	64.0%
Income tax expense for the three months ended September 30, 2024 increased versus the prior comparative period due to various immaterial discrete items in both periods and an increased full-year forecasted effective tax rate, excluding loss entities with no tax benefit.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. Refer to Note 9 in our accompanying consolidated financial statements for additional details.
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is defined as operating income plus depreciation and amortization; plus proceeds from insurance not already included in operating income; plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments and other adjustments; plus restructuring related charges; less gain or loss on the purchase or sale of subsidiaries as well as the disposal of assets. The effects of currency exchange rate fluctuations impact segment EBITDA and we do not allocate to segment EBITDA any gains or losses that are realized by our currency hedging program.
For purposes of measuring and reporting our segment financial performance, we implemented changes to the methodology used for inter-segment transactions during the first quarter of fiscal 2025. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business. We have recast the prior period presented for segment revenue and segment EBITDA to ensure comparability with the current fiscal year. These changes in methodology have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional details.
Vista

In thousands	Three Months Ended September 30,
	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$429,494	$396,850	8%
Segment EBITDA	76,847	78,578	(2)%
% of revenue	18%	20%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
Vista's reported and constant-currency revenue growth for the three months ended September 30, 2024 was 8%. The revenue growth was driven by customer experience improvements and new product introductions that have supported continued increases in average order value and customer count.
Segment Profitability
For the three months ended September 30, 2024, segment EBITDA decreased by $1.7 million due to $7.2 million of increased advertising expenses driven in part by the non-recurrence of advertising tests in certain markets, which reduced spend in the prior year. Additionally, operating expenses were higher year over year due to our annual merit cycle. These increased expenses were partially offset by the benefit of revenue growth described above, which resulted in year-over-year gross profit growth of $12.4 million. Gross profit margin for this segment declined year over year as the profit impact of revenue growth was muted by product mix shifts. Segment EBITDA also benefited in the prior period from a $1.8 million item that helped gross profit and did not recur in the current period. Changes in currency exchange rates had a positive impact on segment EBITDA of $1.5 million as compared to the prior-year period.
PrintBrothers

In thousands	Three Months Ended September 30,
	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$160,415	$152,573	5%
Segment EBITDA	20,156	20,210	—%
% of revenue	13%	13%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
PrintBrothers' reported revenue growth for the three months ended September 30, 2024 was positively affected by currency impacts of 1% with revenue increasing on an organic constant-currency basis by 4% year over year. Constant-currency growth was driven primarily by continued order volume and customer growth, partially offset by customers purchasing lower quantities in certain product categories.
Segment Profitability
PrintBrothers' segment EBITDA for the three months ended September 30, 2024 was flat year over year. The constant-currency revenue growth described above and product mix shifts that supported higher gross margins, both contributed to gross profit growth which benefited segment EBITDA. Additionally, currency exchange fluctuations favorably impacted segment EBITDA by $0.3 million year over year. Gross profit growth and currency favorability were offset by higher advertising spend of $1.4 million driven by one of the segment's businesses testing into new digital marketing channels, as well as higher variable long-term incentive compensation expense of $0.5 million, due to a non-recurring reduction of expense in the prior-year period driven by changes in estimated payouts.
The Print Group

In thousands	Three Months Ended September 30,
	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$84,072	$79,437	6%
Segment EBITDA	17,902	12,507	43%
% of revenue	21%	16%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
The Print Group's reported revenue for the three months ended September 30, 2024 was positively affected by currency impacts of 2%, which resulted in organic constant-currency revenue growth of 4%. The Print Group revenue has benefited from order growth from external customers as well as increased fulfillment to other Cimpress businesses.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three months ended September 30, 2024 as compared to the prior year was largely driven by revenue growth described above and gross margin expansion due to reductions in key input costs such as raw materials. There was also a year-over-year reduction in variable long-term incentive compensation expense of $2.8 million for the three months ended September 30, 2024 due to changes in estimated payouts, as well as lower advertising spend year over year of $0.4 million. Currency exchange fluctuations positively impacted segment EBITDA year over year by $0.3 million.

National Pen

In thousands	Three Months Ended September 30,
	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$93,404	$86,796	8%
Segment EBITDA	(4,758)	(8,762)	46%
% of revenue	(5)%	(10)%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
For the three months ended September 30, 2024, currency positively impacted National Pen's revenue growth by 1%. The segment's constant-currency revenue growth was 7% as compared to the prior year. National Pen continued to deliver strong growth within its e-commerce channel and fulfillment for other Cimpress businesses.
Segment Profitability
The increase in National Pen's segment EBITDA for the three months ended September 30, 2024 was driven by the revenue growth described above, higher gross margins, and $2.4 million of lower advertising spend intended to improve returns and efficiency. Currency exchange fluctuations had a positive year-over-year impact of $1.1 million for the three months ended September 30, 2024.
All Other Businesses

In thousands	Three Months Ended September 30,
	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$57,143	$51,425	11%
Segment EBITDA	6,735	6,018	12%
% of revenue	12%	12%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.
Segment Revenue
All Other Businesses' revenue growth was negatively impacted 2% by currency, resulting in constant-currency revenue growth of 13% during the three months ended September 30, 2024. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses, as well as growth in their signage products, which was partially offset by lower revenue for real estate-related and home decor products. Our smaller Printi business delivered constant-currency revenue growth versus last year.
Segment Profitability
For the three months ended September 30, 2024, segment EBITDA increased $0.7 million versus last year, largely driven by increased gross profit that was supported by the revenue growth described above. These increases were offset by higher long-term incentive compensation expense of $1.1 million due to a prior period reversal of expense driven by changes in estimated payouts year over year that was a benefit in the prior period and did not recur during the current period. Our Printi business delivered positive segment EBITDA results as it continues to gain scale and deliver efficiencies.
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
During the three months ended September 30, 2024, central and corporate costs increased by $5.2 million as compared to the prior year, due in part to higher share-based compensation expense of $2.4 million. Cash compensation also increased by $1.5 million year over year, largely due to the timing of our annual merit cycle. In addition, third party technology costs increased, as a result of continued adoption and usage of mass customization platform products that are developed by our central technology teams.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$4,384	$42,254
Net cash used in investing activities	(25,502)	(10,826)
Net cash used in financing activities	(35,416)	(35,065)
The cash flows during the three months ended September 30, 2024 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $63.2 million primarily related to adjustments for depreciation and amortization of $35.5 million, share-based compensation costs of $15.6 million, partially offset by deferred taxes of $3.0 million and unrealized currency-related gains of $8.0 million
•Proceeds from the maturity of held-to-maturity securities of $4.5 million
•Cash tax refunds, net of payments, of $1.8 million were driven by tax refunds received in two jurisdictions. The impact of the cash tax refunds, net of payments, is included as a benefit in the net working capital outflow described below
•Proceeds from the sale of assets of $1.6 million
•Proceeds from the exercise of options for $1.0 million
Cash outflows:
•Net loss of $12.4 million
•Net working capital outflow of $46.4 million, primarily due to unfavorable changes to accounts payable and purchases of inventory in preparation for our peak season, as well as higher cash interest payments made this quarter as a result of the early redemption of our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional details regarding the refinancing
•Capital expenditures of $17.0 million, of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Internal and external costs of $14.6 million for software and website development that we have capitalized
•Payment of withholding taxes in connection with share awards of $12.9 million, primarily driven by the vesting of restricted share unit and performance share unit grants
•Purchases of our ordinary shares for $10.6 million
•Net payments of $5.6 million associated with the refinancing of our 2026 Notes and amendment to our revolving credit facility, including financing fees paid. Refer to Note 8 in the accompanying consolidated financial statements for additional details.

•Payments for finance lease arrangements of $2.0 million
•Repayments of other debt, net of proceeds from borrowings, of $4.5 million
Additional Liquidity and Capital Resources Information. At September 30, 2024, we had $153.0 million of cash and cash equivalents and $1,617.5 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three months ended September 30, 2024, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the three months ended September 30, 2024, we purchased and retired 123,325 of our ordinary shares for $10.6 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
Supply Chain Financing Program. As part of our ongoing efforts to manage our liquidity, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. We facilitate a voluntary supply chain finance program through a financial intermediary to allow our suppliers to receive funds earlier than our contractual payment date. We do not believe there is a substantial risk that our payment terms will be shortened in the near future. Refer to Note 12 of the accompanying consolidated financial statements for additional information.
Indefinitely Reinvested Earnings. As of September 30, 2024, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $81.3 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at September 30, 2024 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$98,491	$23,491	$33,869	$20,429	$20,702
Purchase commitments	231,826	170,378	31,542	22,882	7,024
Senior secured credit facility and interest payments (2)	1,362,007	89,831	172,322	1,099,854	—
2032 Notes and interest payments	833,568	37,536	77,438	77,438	641,156
Other debt	8,577	4,146	4,431	—	—
Finance leases, net of subleases (1)	39,661	9,076	12,086	6,083	12,416
Total (3)	$2,574,130	$334,458	$331,688	$1,226,686	$681,298
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of September 30, 2024 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.2 million as of September 30, 2024 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for additional information on uncertain tax positions.

Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $2.9 million in the aggregate outstanding as of September 30, 2024.
Purchase Commitments. At September 30, 2024, we had unrecorded commitments under contract of $231.8 million. Purchase commitments consisted of third-party fulfillment and digital services of $94.6 million; third-party cloud services of $46.1 million; software of $35.8 million; production-related temporary labor of $10.3 million; insurance costs of $9.6 million; production and computer equipment purchases of $9.4 million; professional and consulting fees of $7.0 million; advertising of $2.0 million; and other commitments of $17.1 million.
Senior Secured Credit Facility and Interest Payments. On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 and reduced the minimum credit spread on borrowing and the minimum commitment fee on unused balances, depending on our first lien leverage ratio. Our $250.0 million senior secured revolving credit facility has $238.0 million unused as of September 30, 2024. There are no drawn amounts on the revolving credit facility.
As of September 30, 2024, we have borrowings under our Restated Credit Agreement of $1,083.9 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028.
2032 Senior Notes and Interest Payments. On September 26, 2024, we completed a private placement of $525.0 million in aggregate principal amount of senior unsecured notes due 2032 (the "2032 Notes"). We used the net proceeds from the 2032 Notes, together with cash on hand, to redeem all of the outstanding 2026 Notes, and pay associated accrued interest and all related financing fees. Our $525.0 million 2032 Notes bear interest at a rate of 7.375% per annum and mature on September 15, 2032. Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year. Refer to Note 8 in the accompanying consolidated financial statements for additional information.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of September 30, 2024, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 8 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2024, we had $8.6 million outstanding for those obligations that have repayments due on various dates through September 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2024 is $30.1 million, net of accumulated depreciation of $31.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2024 amounts to $35.3 million.
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
Adjusted EBITDA is defined as GAAP operating income (loss) plus depreciation and amortization plus share-based compensation expense plus proceeds from insurance not already included in operating income plus earn-out related charges plus certain impairments plus restructuring related charges plus realized gains or losses on currency derivatives less the gain or loss on purchase or sale of subsidiaries as well as the disposal of assets.
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
Adjusted free cash flow is defined as net cash provided by (used in) operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs that are included in net cash used in investing activities, plus the proceeds from sale of assets, payment of contingent consideration in excess of acquisition-date fair value, and gains on proceeds from insurance that are included in net cash provided by operating activities, if any. We use this cash flow metric because we believe that this methodology can provide useful supplemental information to help investors better understand our ability to generate cash flow after considering certain investments required to maintain or grow our business, as well as eliminate the impact of certain cash flow items presented as operating cash flows that we do not believe reflect the cash flow generated by the underlying business.
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
The table below sets forth operating income and adjusted EBITDA for the three months ended September 30, 2024 and 2023:

In thousands	Three Months Ended September 30,
	2024	2023
GAAP operating income	$39,339	$34,100
Exclude expense (benefit) impact of:
Depreciation and amortization	35,546	39,942
Share-based compensation expense	15,633	12,453
Certain impairments and other adjustments	(614)	525
Restructuring-related charges	99	(334)
Include (expense) benefit impact of:
Realized (losses) gains on currency derivatives not included in operating income (1)	(2,232)	2,050
Adjusted EBITDA	$87,771	$88,736
_________________
(1) These realized (losses) gains include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three months ended September 30, 2024 and 2023:

In thousands	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$4,384	$42,254
Purchases of property, plant and equipment	(17,001)	(22,565)
Capitalization of software and website development costs	(14,571)	(14,397)
Proceeds from the sale of assets	1,570	5,636
Adjusted free cash flow	$(25,618)	$10,928
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of September 30, 2024, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2024, we had $1,083.9 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2024, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of September 30, 2024, would result in a $8.6 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our (loss) income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $11.2 million on our (loss) income before income taxes for the three months ended September 30, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table outlines the repurchase of our ordinary shares during the three months ended September 30, 2024 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2024 through July 31, 2024	31,403	$89.27	31,403	$190.2
August 1, 2024 through August 31, 2024	82,011	85.20	82,011	183.2
September 1, 2024 through September 30, 2024	9,911	83.68	9,911	182.4
Total	123,325	$86.12	123,325	$182.4

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
4.1
Senior Notes Indenture (including form of 7.375% senior notes due 2026), dated as of September 26, 2024, between Cimpress plc, certain subsidiaries of Cimpress plc as guarantors thereto, and U.S. Bank Trust Company, National Association, as Trustee, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2024

10.1	Amendment No. 3 dated as of September 26, 2024 to the Credit Agreement is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2024
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 31, 2024                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)