Form 10-Q
period 2024-12-31
CIMPRESS plc
filed 2025-01-31
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 27, 2025, there were 24,820,543 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$224,429	$203,775
Marketable securities	—	4,500
Accounts receivable, net of allowances of $7,727 and $7,219, respectively	58,863	64,576
Inventory	103,313	97,016
Prepaid expenses and other current assets	109,035	88,112
Total current assets	495,640	457,979
Property, plant and equipment, net	278,510	265,177
Operating lease assets, net	78,461	78,681
Software and website development costs, net	92,180	92,212
Deferred tax assets	90,227	95,059
Goodwill	777,608	787,138
Intangible assets, net	65,940	76,560
Other assets	39,352	39,351
Total assets	$1,917,918	$1,892,157
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$340,916	$326,656
Accrued expenses	285,084	245,931
Deferred revenue	48,379	46,118
Short-term debt	9,625	12,488
Operating lease liabilities, current	19,814	19,634
Other current liabilities	23,952	13,136
Total current liabilities	727,770	663,963
Deferred tax liabilities	22,898	24,701
Long-term debt	1,579,213	1,591,807
Operating lease liabilities, non-current	62,645	61,895
Other liabilities	60,372	76,305
Total liabilities	2,452,898	2,418,671
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	18,710	22,998
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,789,205 and 43,051,269 shares issued, respectively; 24,817,958 and 25,080,022 shares outstanding, respectively	601	604
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	576,881	570,283
Retained earnings	277,562	272,881
Accumulated other comprehensive loss	(45,962)	(30,364)
Total shareholders’ deficit attributable to Cimpress plc	(554,468)	(550,146)
Noncontrolling interests (Note 10)	778	634
Total shareholders' deficit	(553,690)	(549,512)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,917,918	$1,892,157
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$939,159	$921,363	$1,744,128	$1,678,657
Cost of revenue (1)	489,256	463,423	911,992	862,206
Technology and development expense (1)	82,878	79,961	164,739	154,291
Marketing and selling expense (1)	223,861	211,843	427,708	404,031
General and administrative expense (1)	56,936	48,793	108,868	97,134
Amortization of acquired intangible assets	5,116	9,181	10,271	19,067
Restructuring expense	163	483	262	149
Income from operations	80,949	107,679	120,288	141,779
Other income (expense), net	31,678	(391)	20,186	6,028
Interest expense, net	(29,165)	(30,588)	(60,580)	(59,788)
(Loss) gain on early extinguishment of debt	(696)	349	(517)	1,721
Income before income taxes	82,766	77,049	79,377	89,740
Income tax expense	21,151	16,795	30,146	24,917
Net income	61,615	60,254	49,231	64,823
Add: Net (income) attributable to noncontrolling interests	(558)	(2,149)	(723)	(2,164)
Net income attributable to Cimpress plc	$61,057	$58,105	$48,508	$62,659
Basic net income per share attributable to Cimpress plc	$2.45	$2.18	$1.94	$2.36
Diluted net income per share attributable to Cimpress plc	$2.36	$2.14	$1.86	$2.31
Weighted average shares outstanding — basic	24,965,612	26,609,929	25,066,729	26,539,349
Weighted average shares outstanding — diluted	25,906,151	27,179,073	26,145,452	27,129,264
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$208	$229	$431	$396
Technology and development expense	4,962	5,700	10,058	9,909
Marketing and selling expense	2,502	3,089	4,217	5,307
General and administrative expense	6,701	8,631	15,300	14,490

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$61,615	$60,254	$49,231	$64,823
Other comprehensive income, net of tax:
Foreign currency translation losses, net of hedges	(21,893)	(2,053)	(15,181)	(5,840)
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	7,213	(10,271)	(1,186)	(2,592)
Amounts reclassified from accumulated other comprehensive loss to net income for derivative instruments	285	55	569	(3,493)
Comprehensive income	47,220	47,985	33,433	52,898
Add: Comprehensive income attributable to noncontrolling interests	35	(2,481)	(523)	(2,402)
Total comprehensive income attributable to Cimpress plc	$47,255	$45,504	$32,910	$50,496
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2023	44,316	$615	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	2	—	—	—	82	—	—	82
Share-based awards vested, net of shares withheld for taxes	236	—	—	—	(8,403)	—	—	(8,403)
Share-based compensation expense	—	—	—	—	12,621	—	—	12,621
Net income attributable to Cimpress plc	—	—	—	—	—	4,554	—	4,554
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(330)	—	(330)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	4,131	4,131
Foreign currency translation, net of hedges	—	—	—	—	—	—	(3,693)	(3,693)
Balance at September 30, 2023	44,554	$615	(17,971)	$(1,363,550)	$543,754	$239,620	$(34,622)	$(614,183)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	6	—	—	6
Share-based awards vested, net of shares withheld for taxes	50	6	—	—	(1,792)	—	—	(1,786)
Share-based compensation expense	—	—	—	—	18,051	—	—	18,051
Net income attributable to Cimpress plc	—	—	—	—	—	58,105	—	58,105
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(135)	—	(135)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(10,216)	(10,216)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(2,385)	(2,385)
Balance at December 31, 2023	44,604	$621	(17,971)	$(1,363,550)	$560,019	$297,590	$(47,223)	$(552,543)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	22	—	—	—	1,000	—	—	1,000
Purchase and cancellation of ordinary shares	(123)	(1)	—	—	(1,713)	(8,906)	—	(10,620)
Share-based awards vested, net of shares withheld for taxes	282	3	—	—	(12,951)	—	—	(12,948)
Share-based compensation expense	—	—	—	—	16,573	—	—	16,573
Net loss attributable to Cimpress plc	—	—	—	—	—	(12,549)	—	(12,549)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(503)	—	(503)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(8,115)	(8,115)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,319	6,319
Balance at September 30, 2024	43,232	$606	(17,971)	$(1,363,550)	$573,192	$250,923	$(32,160)	$(570,989)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	7	—	—	—	369	—	—	369
Purchase and cancellation of ordinary shares	(534)	(6)	—	—	(7,352)	(35,009)	—	(42,367)
Restricted share units vested, net of shares withheld for taxes	84	1	—	—	(3,823)	—	—	(3,822)
Share-based compensation expense	—	—	—	—	14,495	—	—	14,495
Net income attributable to Cimpress plc	—	—	—	—	—	61,057	—	61,057
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	591	—	591
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	7,498	7,498
Foreign currency translation, net of hedges	—	—	—	—	—	—	(21,300)	(21,300)
Balance at December 31, 2024	42,789	$601	(17,971)	$(1,363,550)	$576,881	$277,562	$(45,962)	$(554,468)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2024	2023
Operating activities
Net income	$49,231	$64,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,757	79,031
Share-based compensation expense	30,006	30,102
Deferred taxes	3,373	(2,115)
Loss (gain) on early extinguishment of debt	123	(1,721)
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income	(12,313)	4,868
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(9,448)	(10,663)
Other non-cash items	3,370	(770)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	5,495	2,521
Inventory	(6,562)	5,309
Prepaid expenses and other assets	(13,572)	881
Accounts payable	11,557	55,017
Accrued expenses and other liabilities	48,886	(10,083)
Net cash provided by operating activities	180,903	217,200
Investing activities
Purchases of property, plant and equipment	(43,419)	(33,955)
Capitalization of software and website development costs	(31,248)	(28,344)
Proceeds from the sale of assets	1,668	5,988
Proceeds from maturity of held-to-maturity investments	4,500	25,916
Proceeds from the settlement of derivatives designated as hedging instruments	5,438	—
Net cash used in investing activities	(63,061)	(30,395)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	525,000	—
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	(522,135)	(24,471)
Proceeds from borrowings of debt	41,191	520
Payments of debt	(49,156)	(7,675)
Payments of debt issuance costs	(11,551)	—
Payments of withholding taxes in connection with equity awards	(16,770)	(10,188)
Payments of finance lease obligations	(4,158)	(4,880)
Purchase of noncontrolling interests	(4,058)	—
Purchase of ordinary shares	(52,987)	—
Proceeds from issuance of ordinary shares	1,369	88
Distributions to noncontrolling interests	(821)	(549)
Net cash used in financing activities	(94,076)	(47,155)
Effect of exchange rate changes on cash	(3,112)	4,245
Net increase in cash and cash equivalents	20,654	143,895
Cash and cash equivalents at beginning of period	203,775	130,313
Cash and cash equivalents at end of period	$224,429	$274,208
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$54,753	$66,646
Cash received for interest	6,380	6,165
Cash paid for income taxes	11,386	26,434
Non-cash investing and financing activities
Property and equipment acquired under finance leases	805	2,209
Amounts accrued related to property, plant and equipment	16,477	6,561
Amounts accrued related to capitalized software development costs	60	189
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
2. Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements include the accounts of Cimpress plc, its wholly owned subsidiaries, entities in which we maintain a controlling financial interest. Intercompany balances and transactions have been eliminated. Investments in entities in which we cannot exercise significant influence, and for which the related equity securities do not have a readily determinable fair value, are included in other assets on the consolidated balance sheets; otherwise the investments are recognized by applying equity method accounting. Our equity method investments are included in other assets on the consolidated balance sheets.
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

Ordinary Shares
During the six months ended December 31, 2024, we repurchased 657,193 of our ordinary shares on the open market and through privately negotiated transactions for $52,987. The repurchased shares were immediately retired after repurchase and therefore have been classified as authorized and unissued shares as of December 31, 2024.

Subsidiary Equity Option Awards
During the second quarter of fiscal 2025, we granted subsidiary-level option awards, which provides the founder group of one of our businesses with the option to purchase a 5.25% minority equity interest in each of the principal businesses that are included in our PrintBrothers reportable segment. The option awards have an expiration date of January 15, 2026, and upon exercise the underlying shares are subject to a ten-year lockup period, while the holders are subjected to non-compete provisions over the period in which they are shareholders, plus an additional two years. The fair value of the share option is determined as of the grant date using the Black-Scholes valuation model and the fair value is recognized ratably as expense over the non-compete period, as the provision is deemed to be substantive. No material expense was recognized for any period presented.

Other Income (Expense), Net
The following table summarizes the components of other income (expense), net.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gains (losses) on derivatives not designated as hedging instruments (1)	$33,632	$(13,668)	$13,063	$(5,356)
Currency-related (losses) gains, net (2)	(2,107)	13,062	6,560	10,363
Other gains	153	215	563	1,021
Total other income (expense), net	$31,678	$(391)	$20,186	$6,028
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized gains of $2,981 and $749 for the three and six months ended December 31, 2024, respectively, and losses of $2,539 and $488 for the three and six months ended December 31, 2023, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related (losses) gains, net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, during the three and six months ended December 31, 2023, we recognized gains of $2,230 and $294, respectively, on a cross-currency swap designated as a cash flow hedge which hedges the remeasurement of an intercompany loan. We did not hold any cross-currency swap contracts that were designated as cash flow hedges during the three and six months ended December 31, 2024. Refer to Note 4 for additional details regarding our cash flow hedges.

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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Weighted average shares outstanding, basic	24,965,612	26,609,929	25,066,729	26,539,349
Weighted average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/warrants (1)	940,539	569,144	1,078,723	589,915
Shares used in computing diluted net income per share attributable to Cimpress plc	25,906,151	27,179,073	26,145,452	27,129,264
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress plc	299,877	192,204	153,799	189,927
__________________
(1) On May 1, 2020, we entered into a financing arrangement which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. The weighted average dilutive effect of the warrants for the three and six months ended December 31, 2024 were 248,156 and 294,657, respectively, and for the three and six months ended December 31, 2023 were 146,506 and 122,412, respectively.

Recently Issued or Adopted Accounting Pronouncements

Accounting Standards to be Adopted
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 "Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03), which requires disaggregated disclosure of income statement expenses into specified categories. The expanded disclosure requirements will be effective starting with our annual report for the fiscal year ending June 30, 2028, as well as each interim period thereafter. Early adoption is permitted, but we do not intend to early adopt this standard.
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
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which requires enhanced disclosures about significant segment expenses and introduces a reconciliation between segment revenue and segment profitability metrics. The expanded disclosure requirements will be effective starting with our annual report for the fiscal year ending June 30, 2025, as well as each interim period thereafter. We will include all required disclosures in our upcoming annual report under the retrospective transition method for the fiscal year ending June 30, 2025.
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

	December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$16,989	$—	$16,989	$—
Currency forward contracts	12,722	—	12,722	—
Currency option contracts	2,146	—	2,146	—
Total assets recorded at fair value	$31,857	$—	$31,857	$—

Liabilities
Cross-currency swap contracts	$(849)	$—	$(849)	$—
Currency forward contracts	(1,625)	—	(1,625)	—
Currency option contracts	(187)	—	(187)	—
Total liabilities recorded at fair value	$(2,661)	$—	$(2,661)	$—

	June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$18,830	$—	$18,830	$—
Cross-currency swap contracts	1,043	—	1,043	—
Currency forward contracts	3,642	—	3,642	—
Currency option contracts	137	—	137	—
Total assets recorded at fair value	$23,652	$—	$23,652	$—

Liabilities
Currency forward contracts	$(856)	$—	$(856)	$—
Currency option contracts	(2,180)	—	(2,180)	—
Total liabilities recorded at fair value	$(3,036)	$—	$(3,036)	$—

During the six months ended December 31, 2024 and year ended June 30, 2024, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Our held-to-maturity marketable securities are recognized at an amortized cost. As of December 31, 2024, we had no held-to-maturity securities. The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of June 30, 2024. The fair value was determined using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy. We did not record an allowance for credit losses and impairments for these marketable securities during the three and six months ended December 31, 2024 and 2023.

	June 30, 2024
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$1,500	$(1)	$1,499
U.S. government securities	3,000	(4)	2,996
Total held-to-maturity securities	$4,500	$(5)	$4,495

As of December 31, 2024 and June 30, 2024, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2024 and June 30, 2024, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,610,463 and $1,616,607, respectively, and the fair value was $1,610,975 and

$1,617,364, respectively. Our debt at December 31, 2024 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If a derivative is designated as a cash flow hedge or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. At times, we have designated intercompany loans as a net investment hedge, and any unrealized currency gains and losses on the loan are recorded in accumulated other comprehensive loss. Additionally, any ineffectiveness associated with an effective and designated hedge is recognized within accumulated other comprehensive loss. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings as a component of other income (expense), net.
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
As of December 31, 2024, we estimate that $2,786 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2025. As of December 31, 2024, we had nine effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2024 (1)	$215,000
Contracts with a future start date	380,000
Total	$595,000
________________________
(1) Based on contracts outstanding as of December 31, 2024, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
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

Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. dollar. As of December 31, 2024, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
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
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2024 and 2023, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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
As of December 31, 2024, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$512,769	March 2023 through December 2024	Various dates through December 2026	653	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2024 and June 30, 2024. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$16,989	$—	$16,989	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(849)	—	(849)
Total derivatives designated as hedging instruments		$16,989	$—	$16,989		$(849)	$—	$(849)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$15,227	$(2,505)	$12,722	Other current liabilities / other liabilities	$(1,642)	$17	$(1,625)
Currency option contracts	Other current assets / other assets	2,651	(505)	2,146	Other current liabilities / other liabilities	(187)	—	(187)
Total derivatives not designated as hedging instruments		$17,878	$(3,010)	$14,868		$(1,829)	$17	$(1,812)

	June 30, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$18,830	$—	$18,830	Other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swaps	Other assets	1,043	—	1,043	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$19,873	$—	$19,873		$—	$—	$—

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,549	$(1,907)	$3,642	Other current liabilities / other liabilities	$(1,084)	$228	$(856)
Currency option contracts	Other current assets / other assets	212	(75)	137	Other current liabilities / other liabilities	(2,351)	171	(2,180)
Total derivatives not designated as hedging instruments		$5,761	$(1,982)	$3,779		$(3,435)	$399	$(3,036)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three and six months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$7,213	$(8,081)	$(1,186)	$(1,950)
Cross-currency swaps	—	(2,190)	—	(642)
Derivatives in net investment hedging relationships
Intercompany loan	2,744	(9,319)	615	(3,545)
Currency forward contracts	—	—	—	(1,080)
Total	$9,957	$(19,590)	$(571)	$(7,217)
The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2024 and 2023.

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$322	$(2,274)	$643	$(4,496)	Interest expense, net
Cross-currency swaps	—	2,230	—	294	Other income (expense), net
Total before income tax	322	(44)	643	(4,202)	Income before income taxes
Income tax	(37)	98	(74)	709	Income tax expense
Total	$285	$54	$569	$(3,493)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and six months ended December 31, 2024 and 2023 for derivative instruments for which we did not elect hedge accounting.

	Amount of Gain (Loss) Recognized in Net Incom				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Currency contracts	$33,632	$(13,668)	$13,063	$(5,356)	Other income (expense), net
Total	$33,632	$(13,668)	$13,063	$(5,356)
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $580 for the six months ended December 31, 2024:

	Gains on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2024	$10,789	$(706)	$(40,447)	$(30,364)
Other comprehensive loss before reclassifications	(1,186)	—	(14,981)	(16,167)
Amounts reclassified from accumulated other comprehensive loss to net income	569	—	—	569
Net current period other comprehensive loss	(617)	—	(14,981)	(15,598)
Balance as of December 31, 2024	$10,172	$(706)	$(55,428)	$(45,962)
________________________
(1) Gains on cash flow hedges include our interest rate swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2024 and June 30, 2024, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Gains on currency forward and swap contracts designated as net investment hedges, net of tax, of $21,875 and $15,042 have been included in accumulated other comprehensive loss as of December 31, 2024 and June 30, 2024, respectively. Intercompany loan hedge gains, net of tax, of $42,159 and $48,270 have been included in accumulated other comprehensive loss as of December 31, 2024 and June 30, 2024, respectively.
6. Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2024 and June 30, 2024 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2024	$295,285	$149,244	$147,688	$194,921	$787,138
Effect of currency translation adjustments (1)	(1,144)	(4,115)	(4,271)	—	(9,530)
Balance as of December 31, 2024	$294,141	$145,129	$143,417	$194,921	$777,608
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2024	June 30, 2024
Compensation costs	$71,930	$80,844
Income and indirect taxes (1)	66,659	46,499
Advertising costs (1)	27,531	23,524
Third-party manufacturing and digital content costs (1)	21,845	17,608
Shipping costs (1)	20,090	10,088
Interest payable (2)	11,162	3,658
Variable compensation incentives	7,324	9,263
Sales returns	6,334	5,181
Professional fees	2,760	2,596
Other	49,449	46,670
Total accrued expenses	$285,084	$245,931
______________________
(1) The increase in income and indirect taxes, advertising, third party manufacturing, and shipping costs is due to increased sales volumes during our holiday peak season in the second quarter of our fiscal year.
(2) On September 26, 2024, we issued the 7.375% senior notes due 2032 to redeem all of the outstanding 7.0% senior notes due 2026. The increase in interest payable as of December 31, 2024, is due to the interest on our 7.375% senior notes due 2032 being due on March 15, 2025 as compared to the interest on our 7.0% senior notes due 2026 being due June 15, 2024. Refer to Note 8 for additional detail.
Other current liabilities included the following:

	December 31, 2024	June 30, 2024
Mandatorily redeemable noncontrolling interest (1)	$9,290	$—
Current portion of finance lease obligations	8,329	8,323
Short-term derivative liabilities	4,732	4,833
Other	1,601	(20)
Total other current liabilities	$23,952	$13,136
Other liabilities included the following:

	December 31, 2024	June 30, 2024
Long-term finance lease obligations	$23,587	$28,037
Long-term compensation incentives	15,492	17,127
Long-term derivative liabilities	956	584
Mandatorily redeemable noncontrolling interest (1)	—	9,608
Other	20,337	20,949
Total other liabilities	$60,372	$76,305
________________________
(1) During the current quarter, the mandatorily redeemable noncontrolling interests were reclassified from long-term liabilities to current liabilities, since we are required to purchase the outstanding equity interests during the second quarter of fiscal year 2026.

8. Debt

	December 31, 2024	June 30, 2024
7.375% Senior Notes due 2032	$525,000	$—
7.0% Senior Notes due 2026 (1)	—	522,135
Senior secured credit facility	1,078,222	1,084,627
Other	7,241	9,845
Debt issuance costs and discounts, net of debt premiums	(21,625)	(12,312)
Total debt outstanding, net	1,588,838	1,604,295
Less: short-term debt (1)	9,625	12,488
Long-term debt	$1,579,213	$1,591,807
_____________________
(1) Balances as of December 31, 2024 and June 30, 2024 are inclusive of short-term debt issuance costs, debt premiums and discounts of $4,887 and $3,492, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of December 31, 2024, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") and the indenture governing our 2032 Notes.
Senior Secured Credit Facility
On December 16, 2024, we amended our Restated Credit Agreement to refinance our Term Loan B, which consists of a tranche denominated in U.S. dollars ("USD Tranche") and as part of the amendment the size of the USD tranche was increased by $48,614, and those proceeds were used to fully repay the previously outstanding tranche denominated in Euros ("Euro Tranche"). The amendment reduced the interest rate margin of the USD Tranche by 50 basis points, from Term SOFR plus 3.00% to Term SOFR plus 2.50%.
No other material changes were made to the terms of the Term Loan B or the Restated Credit Agreement, and the maturity date of the Term Loan B is still May 17, 2028. As a result of this refinancing transaction, we recognized a loss on extinguishment of debt amounting to $696, which consisted of the non-cash write-off of a portion of unamortized debt discount and deferred financing fees associated with prepaying the Euro Tranche as well as third-party legal fees that were associated with the modification of our debt.
Our Restated Credit Agreement consists of the following as of December 31, 2024:
•a $1,078,222 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 2.50%, and
•a $250,000 senior secured revolving credit facility with a maturity date of September 26, 2029 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
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
As of December 31, 2024, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 6.45%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.30% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.

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
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2024 and June 30, 2024, we had $7,241 and $9,845, respectively, outstanding for those obligations that are payable through September 2027.
9. Income Taxes
Our income tax expense was $21,151 and $30,146 for the three and six months ended December 31, 2024, respectively, as compared to $16,795 and $24,917 for the three and six months ended December 31, 2023, respectively. Income tax expense increased versus the prior comparative periods due to an increased full-year forecasted effective tax rate. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal year 2025 than for fiscal year 2024 primarily due to increased Swiss tax as in the prior comparative periods we had a full valuation allowance in Switzerland, which was partially released in the quarter ended June 30, 2024. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for the three and six months ended December 31, 2024 and 2023, in accordance with GAAP. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.

As of December 31, 2024 we had unrecognized tax benefits of $16,858, including accrued interest and penalties of $2,356. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $6,809 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $6,400 to $6,900 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.

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
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2024	$22,998	$634
Accretion to redemption value recognized in retained earnings (1)	(88)	—
Net income attributable to noncontrolling interests	553	170
Purchase of noncontrolling interest (2)	(4,579)	—
Foreign currency translation	(174)	(26)
Balance as of December 31, 2024	$18,710	$778
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
(2) During the current quarter, we purchased 49% of the remaining equity interest in one of the smaller businesses previously acquired and included in our PrintBrothers reportable segment for a total purchase price of $4,579, which consisted of $4,059 of cash paid at closing, and $520 of a deferred payment that is payable in fiscal year 2029.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.
As of December 31, 2024, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023 (1)	2024	2023 (1)
Revenue:
Vista	$497,677	$485,445	$927,171	$882,295
PrintBrothers	174,508	165,551	334,923	318,124
The Print Group	98,628	92,135	182,700	171,572
National Pen	131,423	130,096	224,827	216,892
All Other Businesses	60,333	59,762	117,476	111,187
Total segment revenue	962,569	932,989	1,787,097	1,700,070
Inter-segment eliminations (2)	(23,410)	(11,626)	(42,969)	(21,413)
Total consolidated revenue	$939,159	$921,363	$1,744,128	$1,678,657
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended December 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$326,538	$—	$—	$58,486	$45,730	$430,754
Europe	140,852	173,437	92,012	64,702	26	471,029
Other	29,633	—	—	1,524	6,219	37,376
Inter-segment	654	1,071	6,616	6,711	8,358	23,410
Total segment revenue	497,677	174,508	98,628	131,423	60,333	962,569
Less: inter-segment elimination	(654)	(1,071)	(6,616)	(6,711)	(8,358)	(23,410)
Total external revenue	$497,023	$173,437	$92,012	$124,712	$51,975	$939,159

	Six Months Ended December 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$635,713	$—	$—	$110,773	$89,098	$835,584
Europe	236,509	332,805	172,919	96,709	26	838,968
Other	53,392	—	—	2,966	13,218	69,576
Inter-segment	1,557	2,118	9,781	14,379	15,134	42,969
Total segment revenue	927,171	334,923	182,700	224,827	117,476	1,787,097
Less: inter-segment elimination	(1,557)	(2,118)	(9,781)	(14,379)	(15,134)	(42,969)
Total external revenue	$925,614	$332,805	$172,919	$210,448	$102,342	$1,744,128

	Three Months Ended December 31, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$325,693	$—	$—	$59,229	$50,570	$435,492
Europe	131,138	164,378	90,026	63,482	—	449,024
Other	27,880	—	—	2,031	6,936	36,847
Inter-segment (1)	734	1,173	2,109	5,354	2,256	11,626
Total segment revenue (1)	485,445	165,551	92,135	130,096	59,762	932,989
Less: inter-segment elimination (1)	(734)	(1,173)	(2,109)	(5,354)	(2,256)	(11,626)
Total external revenue	$484,711	$164,378	$90,026	$124,742	$57,506	$921,363

	Six Months Ended December 31, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$614,748	$—	$—	$111,964	$92,784	$819,496
Europe	216,545	315,920	167,828	91,219	—	791,512
Other	49,770	—	—	3,408	14,471	67,649
Inter-segment (1)	1,232	2,204	3,744	10,301	3,932	21,413
Total segment revenue (1)	882,295	318,124	171,572	216,892	111,187	1,700,070
Less: inter-segment elimination (1)	(1,232)	(2,204)	(3,744)	(10,301)	(3,932)	(21,413)
Total external revenue	$881,063	$315,920	$167,828	$206,591	$107,255	$1,678,657
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023 (1)	2024	2023 (1)
Segment EBITDA:
Vista	$92,423	$107,870	$169,270	$186,448
PrintBrothers	23,333	28,802	43,489	49,012
The Print Group	18,526	17,309	36,428	29,816
National Pen	23,299	25,389	18,541	16,627
All Other Businesses	3,667	7,371	10,402	13,389
Inter-segment elimination	(6,579)	(2,934)	(12,079)	(5,472)
Total segment EBITDA	154,669	183,807	266,051	289,820
Central and corporate costs	(37,163)	(35,967)	(74,175)	(67,747)
Depreciation and amortization	(35,211)	(39,089)	(70,757)	(79,031)
Restructuring-related charges	(163)	(483)	(262)	(149)
Certain impairments and other adjustments	(1,183)	(589)	(569)	(1,114)
Total income from operations	80,949	107,679	120,288	141,779
Other income (expense), net	31,678	(391)	20,186	6,028
Interest expense, net	(29,165)	(30,588)	(60,580)	(59,788)
(Loss) gain on early extinguishment of debt	(696)	349	(517)	1,721
Income before income taxes	$82,766	$77,049	$79,377	$89,740
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Depreciation and amortization:
Vista	$13,096	$13,176	$26,151	$28,051
PrintBrothers	3,391	4,024	6,866	7,913
The Print Group	4,889	6,000	10,100	11,822
National Pen	3,188	4,992	6,434	10,180
All Other Businesses	4,743	4,509	9,390	9,056
Central and corporate costs	5,904	6,388	11,816	12,009
Total depreciation and amortization	$35,211	$39,089	$70,757	$79,031

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Purchases of property, plant and equipment:
Vista	$9,768	$5,859	$17,294	$9,470
PrintBrothers	1,740	90	3,107	5,242
The Print Group	8,546	2,547	12,313	11,043
National Pen	1,113	1,486	2,476	4,155
All Other Businesses	4,541	1,181	7,052	3,416
Central and corporate costs	710	227	1,177	629
Total purchases of property, plant and equipment	$26,418	$11,390	$43,419	$33,955

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Capitalization of software and website development costs:
Vista	$6,544	$6,050	$12,601	$12,690
PrintBrothers	991	456	1,593	913
The Print Group	1,506	1,056	2,455	1,750
National Pen	1,147	1,171	2,247	1,976
All Other Businesses	1,757	1,110	3,256	2,297
Central and corporate costs	4,732	4,104	9,096	8,718
Total capitalization of software and website development costs	$16,677	$13,947	$31,248	$28,344

The following table sets forth long-lived assets by geographic area:

	December 31, 2024	June 30, 2024
Long-lived assets (1):
United States	$80,194	$77,095
Canada	64,996	54,848
Switzerland	64,645	67,201
Netherlands	55,986	60,974
Italy	38,084	37,380
Germany	30,357	31,656
France	26,849	28,002
Australia	21,062	22,131
Jamaica	3,546	3,782
Other	100,640	90,380
Total	$486,359	$473,449
___________________
(1) Excludes goodwill of $777,608 and $787,138, intangible assets, net of $65,940 and $76,560, deferred tax assets of $90,227 and $95,059, and equity method investments of $2,075 and $1,904 as of December 31, 2024 and June 30, 2024, respectively.
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
All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of December 31, 2024 and June 30, 2024 were $56,151 and $62,848, respectively.
Purchase Obligations
At December 31, 2024, we had unrecorded commitments under contract of $207,240, including inventory, third-party fulfillment and digital service purchase commitments of $93,209; software of $38,346; third-party cloud services of $36,628; production and computer equipment purchases of $7,588; insurance costs of $5,387; professional and consulting fees of $5,162; production-related temporary labor of $4,000; advertising of $684; and other unrecorded purchase commitments of $16,238.
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

13. Related Party Transaction

On November 8, 2024, we repurchased 316,056 of our outstanding ordinary shares, par value €0.01 per share, from entities affiliated with Prescott General Partners LLC (“Prescott”) in a privately negotiated transaction at a price of $79.10 per share, representing a discount of $1.78 to the closing price of our ordinary shares on November 6, 2024 (the “Transaction”).

Scott Vassalluzzo, a Managing Member of Prescott, serves as a member of Cimpress’ Board of Directors and Audit Committee. In light of the foregoing, the disinterested members of Cimpress’ Audit Committee reviewed the Transaction under our related person transaction policy and considered, among other things, Mr. Vassalluzzo’s and Prescott’s interest in the Transaction, the approximate dollar value of the Transaction, and the purpose and the potential benefits to Cimpress of entering into the Transaction. Based on these considerations, the disinterested members of the Audit Committee concluded that the Transaction was in our best interest. The Transaction was effected pursuant to the share repurchase program approved by Cimpress’ Board of Directors and announced on May 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the impact of interest rate and currency fluctuations, sources of liquidity to fund future operations, future payment terms with suppliers, the timing of adoption of certain accounting standards, legal proceedings, our ability to prevail in our appeal of an adverse land duty tax assessment, indefinitely reinvested earnings, unrecognized tax benefits, our effective tax rate, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” "assume," “designed,” “potential,” "possible," “continue,” “target,” “seek,” "likely," "will" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and fluctuating inflation; our inability to make investments in our business and allocate our capital as planned or the failure of those investments and allocations to achieve the results we expect; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; loss of key personnel or our inability to recruit talented personnel; our failure to develop and deploy our mass customization platform or the failure of the mass customization platform to drive the performance, efficiencies and competitive advantage we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by geopolitical events or political instability and war in Ukraine, Israel, the Middle East or elsewhere; changes in governmental policies, laws and regulations, or in the enforcement or interpretation of governmental policies, laws and regulations, that affect our businesses, including related to import tariffs; our failure to manage the growth and complexity of our business; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the 2024 fiscal year, this Quarterly Report on Form 10-Q and subsequent documents we periodically file with the SEC.
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
As of December 31, 2024, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses.
For purposes of measuring and reporting our segment financial performance, we implemented changes to the methodology used for inter-segment transactions during the first quarter of fiscal 2025. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business. We have recast the prior periods presented for segment revenue and segment EBITDA to ensure comparability with the current fiscal year. These changes in methodology have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional details.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and six months ended December 31, 2024 as compared to the three and six months ended December 31, 2023 follows:
Second Quarter Fiscal Year 2025
•Revenue increased by 2% to $939.2 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 2%.
•Operating income decreased by $26.7 million to $80.9 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $34.2 million to $132.3 million.
•Diluted net income per share attributable to Cimpress plc increased to $2.36 from $2.14 in the prior year period.
Year to Date Fiscal Year 2025
•Revenue increased by 4% to $1,744.1 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income decreased by $21.5 million to $120.3 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $35.1 million to $220.0 million.
•Diluted net income per share attributable to Cimpress plc decreased to $1.86 from $2.31 in the prior year period.
•Cash provided by operating activities decreased by $36.3 million to $180.9 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $53.0 million to $107.9 million.
For the three and six months ended December 31, 2024, the increase in reported revenue was primarily driven by external revenue growth in our Vista, PrintBrothers and The Print Group reportable segments. Revenue growth was led by strong revenue performance in more complex products in our Vista business, which includes product categories like promotional products, apparel, signage, and packaging and labels. Revenue growth was dampened by lower revenue in the U.S. for business cards, as well as lower revenue during the seasonally important second quarter for consumer-focused products, such as holiday cards at Vista and canvas prints in our BuildASign business. In addition, the shortened holiday buying season compared to last year and postal strikes in Canada during the holiday peak that kept customers from buying holiday cards given the uncertainty of deliverability also negatively impacted revenue growth.
The decrease to operating income during the three and six months ended December 31, 2024 was driven by the non-recurrence of $12 million of items that benefited the prior year periods, as well as the impact of a $2.9 million charge that we recognized in the second quarter of the current fiscal year for a land duty tax in Australia related to our 2019 redomiciliation to Ireland that we are appealing. In addition, the impact of the Canadian postal strikes and shortened holiday buying season as described above also reduced profits as compared to the prior year periods. The strong revenue growth in more complex products was not enough to overcome the shortfall from higher gross margin products, as well as increased advertising spend and operating expenses. These items were offset in part by $4.1 million and $8.8 million, respectively, of lower amortization of acquired intangible assets due to the runoff of fully amortized assets across several of our previously acquired businesses.
Adjusted EBITDA decreased during the three and six months ended December 31, 2024, primarily driven by the decrease in operating income described above, as well as negative year-over-year currency impacts of $0.7 million and $2.1 million, respectively, net of realized hedging gains and losses for certain derivatives intended to hedge adjusted EBITDA. Adjusted EBITDA excludes depreciation and amortization, restructuring charges, share-based compensation expense, earn-out related charges, certain impairments and other charges, gains or losses on the purchase or sale of subsidiaries and the disposal of assets, and includes proceeds from insurance not already included in operating income as well as the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA.

Diluted net income per share attributable to Cimpress plc increased for the three months ended December 31, 2024, due to higher unrealized gains on derivative contracts that are not designated hedges, which was partially offset by the operating income decrease described above. Alternatively, diluted net income per share attributable to Cimpress plc decreased for the six months ended December 31, 2024, due to the operating income decrease described above. The operating income decrease was offset in part by higher unrealized gains on derivative contracts that are not designated hedges.
During the six months ended December 31, 2024, cash from operations decreased $36.3 million year over year, primarily driven by the lower operating income as described above, as well as less favorable inflows from changes in net working capital year-over-year. The cash from operations decrease was partially offset by lower cash interest payments of $12.1 million, primarily due to a change in timing of interest payments on our recently refinanced senior notes. Adjusted free cash flow decreased by $53.0 million for the six months ended December 31, 2024, due to the operating cash flow decrease described above, as well as a $9.5 million increase in capitalized expenditures, primarily due to planned investments in new production equipment. Proceeds from sale of assets decreased by $4.3 million, primarily driven by the sale of our previously owned manufacturing facility in Japan in the prior year period.
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
Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2024 are shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2024	2023 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$497,677	$485,445	3%	0%	3%	—%	3%
PrintBrothers	174,508	165,551	5%	1%	6%	—%	6%
The Print Group	98,628	92,135	7%	0%	7%	—%	7%
National Pen	131,423	130,096	1%	0%	1%	—%	1%
All Other Businesses	60,333	59,762	1%	2%	3%	—%	3%
Inter-segment eliminations	(23,410)	(11,626)
Total revenue	$939,159	$921,363	2%	0%	2%	—%	2%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2024	2023 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$927,171	$882,295	5%	0%	5%	—%	5%
PrintBrothers	334,923	318,124	5%	0%	5%	—%	5%
The Print Group	182,700	171,572	6%	0%	6%	—%	6%
National Pen	224,827	216,892	4%	(1)%	3%	—%	3%
All Other Businesses	117,476	111,187	6%	1%	7%	—%	7%
Inter-segment eliminations	(42,969)	(21,413)
Total revenue	$1,744,128	$1,678,657	4%	0%	4%	—%	4%
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

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$489,256	$463,423	$911,992	$862,206
% of revenue	52.1%	50.3%	52.3%	51.4%
For the three and six months ended December 31, 2024, cost of revenue increased by $25.8 million and $49.8 million year over year, partially driven by higher production and shipping costs due to volume growth as well as increases in third-party fulfillment costs in some of our businesses, primarily due to product mix shifts toward faster growing complex product categories, some of which leverage our third-party fulfillment network. In addition, cost of revenue was negatively impacted year-over-year by $4.2 million due to the non-recurrence of several items that benefited the prior year periods which included a favorable indirect tax ruling.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Technology and development expense	$82,878	$79,961	4%	$164,739	$154,291	7%
% of revenue	8.8%	8.7%		9.4%	9.2%
Marketing and selling expense	$223,861	$211,843	6%	$427,708	$404,031	6%
% of revenue	23.8%	23.0%		24.5%	24.1%
General and administrative expense	$56,936	$48,793	17%	$108,868	$97,134	12%
% of revenue	6.1%	5.3%		6.2%	5.8%
Amortization of acquired intangible assets	$5,116	$9,181	(44)%	$10,271	$19,067	(46)%
% of revenue	0.5%	1.0%		0.6%	1.1%
Restructuring expense	$163	$483	(66)%	$262	$149	76%
% of revenue	0.0%	0.1%		0.0%	0.0%
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

Technology and development expense increased by $2.9 million and $10.4 million for the three and six months ended December 31, 2024, respectively, as compared to the prior year periods. The year-over-year increase was driven in part by $1.9 million and $3.7 million, respectively, of higher third-party technology costs driven partly by our businesses' further adoption of certain products offered through our mass customization platform, as well as increased business volumes, which has collectively increased consumption of those services. Amortization of capitalized software also increased $1.1 million and $2.3 million, respectively, as compared to the prior year periods, due to an increase in the capitalized asset base driven by continued investment in technology capabilities across many of our businesses.
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
For the three and six months ended December 31, 2024, marketing and selling expenses increased by $12.0 million and $23.7 million, respectively, partly due to higher advertising spend of $8.3 million and $14.6 million, respectively, as compared to the prior-year periods, largely driven by increases in mid- and upper-funnel spend in our Vista business, as well as higher cost of performance advertising in the U.S. market during the holiday peak. Cash compensation costs increased by $4.8 million and $9.2 million, respectively, driven by our annual merit cycle, as well as hiring in our Vista business.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
General and administrative expenses increased by $8.1 million and $11.7 million, respectively, during the three and six months ended December 31, 2024 as compared to the prior year periods. The increase in general and administrative expenses was driven by higher long-term incentive compensation of $4.8 million and $4.4 million, respectively, due to variability year-over-year in estimated payouts which resulted in a benefit in the prior year periods, as compared to expense in the current year periods, as well as higher cash compensation costs which were impacted by our annual merit cycle. The increase was also impacted by a $2.9 million charge recognized in the current quarter for a land duty tax in Australia related to our 2019 redomiciliation to Ireland that we are appealing.
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

The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gains (losses) on derivatives not designated as hedging instruments	$33,632	$(13,668)	$13,063	$(5,356)
Currency-related (losses) gains, net	(2,107)	13,062	6,560	10,363
Other gains	153	215	563	1,021
Total other income (expense), net	$31,678	$(391)	$20,186	$6,028
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
Interest expense, net
Interest expense, net primarily consists of interest on outstanding debt balances, amortization of debt issuance costs, debt discounts, interest related to finance lease obligations, accretion adjustments related to our mandatorily redeemable noncontrolling interests, and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts.
Interest expense, net decreased $1.4 million during the three months ended December 31, 2024, primarily due to a year-over-year decrease to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B arising in part from our repricing actions in May 2024 and December 2024 that reduced our credit spread.
Interest expense, net increased $0.8 million during the six months ended December 31, 2024, primarily due to the impact of changes in our estimated redemption amount of mandatorily redeemable noncontrolling interests, which has resulted in $2.7 million of higher interest expense, net, year over year. This was partially offset by a year-over-year decrease to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B arising in part from our recent repricing actions as well as less interest expense associated with our 2026 Notes driven by the prior-year purchase of a portion of those notes.
Gain on extinguishment of debt
During the three and six months ended December 31, 2024, we recognized $0.7 million and $0.5 million of losses on the extinguishment of debt primarily due to the net write-off of unamortized debt discount and financing fees associated with the refinancing of our Term Loan B. Refer to Note 8 in our accompanying consolidated financial statements for additional details. The prior year periods includes gains of $0.3 million and $1.7 million, respectively, arising from the purchase of a portion of our previously outstanding 2026 Notes.
Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Income tax expense	$21,151	$16,795	$30,146	$24,917
Effective tax rate	25.6%	21.8%	38.0%	27.8%
Income tax expense for the three and six months ended December 31, 2024 increased versus the prior comparative periods due to an increased full-year forecasted effective tax rate, excluding loss entities with no tax benefit.

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
For purposes of measuring and reporting our segment financial performance, we implemented changes to the methodology used for inter-segment transactions during the first quarter of fiscal 2025. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business. We have recast the prior periods presented for segment revenue and segment EBITDA to ensure comparability with the current fiscal year. These changes in methodology have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional details.
Vista

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023 (1)	2024 vs. 2023	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$497,677	$485,445	3%	$927,171	$882,295	5%
Segment EBITDA	92,423	107,870	(14)%	169,270	186,448	(9)%
% of revenue	19%	22%		18%	21%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
Vista's reported and constant-currency revenue growth for the three and six months ended December 31, 2024 was 3% and 5%, respectively. Revenue growth for the three and six months ended December 31, 2024 was stronger in Europe, as well as globally from product categories like promotional products, apparel, signage and packaging and labels. Revenue growth was dampened by a decline in consumer products in North America during the seasonally important second quarter and a decline in business cards and stationery in the U.S. in both periods presented. For holiday products in the U.S. more intensive discounting from competitors, significantly higher advertising costs in performance channels and fewer buying days during the holiday season combined to reduce revenue versus the prior year periods. Additionally, there was a postal strike in Canada during the second quarter of the current fiscal year that also negatively impacted demand during the holiday peak.
Segment Profitability
For the three and six months ended December 31, 2024, segment EBITDA decreased by $15.4 million and $17.2 million, respectively, primarily due to the non-recurrence of items that benefited the prior-year periods of $4.6 million and $6.4 million, respectively, and the impact of product mix shifts largely driven by the declines in North American consumer products that was influenced in part by the Canadian postal strikes, as well as declines in business cards and stationery, each of which have high gross margins. Vista advertising expense increased year-over-year by $6.4 million and $13.6 million, respectively, which drove the revenue growth described above, and was impacted by a higher cost of advertising during the peak consumer weeks in North America, as well as unfavorable shifts in channel mix due to weaker performance in organic search and free channels.

PrintBrothers

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023 (1)	2024 vs. 2023	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$174,508	$165,551	5%	$334,923	$318,124	5%
Segment EBITDA	23,333	28,802	(19)%	43,489	49,012	(11)%
% of revenue	13%	17%		13%	15%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
PrintBrothers' reported revenue growth for the three months ended December 31, 2024 was negatively affected by currency impact of 1%, while currency exchange fluctuations had a minimal effect on the six months ended December 31, 2024, resulting in constant currency revenue growth of 6% and 5%, respectively. Constant-currency growth was driven primarily by continued order volume growth, partially offset by customers purchasing lower quantities in certain product categories.
Segment Profitability
PrintBrothers' segment EBITDA for the three and six months ended December 31, 2024 decreased $5.5 million year over year for both periods presented. The segment EBITDA decrease for the three and six months ended December 31, 2024 was driven by the non-recurrence of discrete items, including government incentives from one jurisdiction, which benefited the prior year periods by $4.1 million and $2.1 million, respectively. In addition, advertising spend was higher by $1.6 million and $3.0 million, respectively, driven by one of the segment's businesses testing into new digital marketing channels, as well as higher variable long-term incentive compensation expense of $0.3 million and $0.7 million, respectively, due to in part to variability in estimated payouts.
The Print Group

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023 (1)	2024 vs. 2023	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$98,628	$92,135	7%	$182,700	$171,572	6%
Segment EBITDA	18,526	17,309	7%	36,428	29,816	22%
% of revenue	19%	19%		20%	17%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
The Print Group's reported and constant-currency revenue growth for the three and six months ended December 31, 2024 was 7% and 6%, respectively. The Print Group revenue has benefited from increased fulfillment to other Cimpress businesses, as well as pricing optimization.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three and six months ended December 31, 2024 as compared to the prior year periods was largely driven by revenue growth described above and gross margin expansion due to reductions in key input costs such as raw materials. The gross profit growth for the three months ended December 31, 2024 was partially offset by higher variable long-term incentive compensation expense of $1.9 million, while variable long-term incentive compensation was lower for the six months ended December 31, 2024 by $0.9 million due to variability in estimated payouts.

National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023 (1)	2024 vs. 2023	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$131,423	$130,096	1%	$224,827	$216,892	4%
Segment EBITDA	23,299	25,389	(8)%	18,541	16,627	12%
% of revenue	18%	20%		8%	8%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
For the three and six months ended December 31, 2024, currency exchange fluctuations positively impacted National Pen's revenue growth by 0% and 1%, respectively. The segment's constant-currency revenue growth was 1% and 3% as compared to the prior year periods, respectively. National Pen revenue growth was driven by growth in e-commerce, cross-Cimpress fulfillment for other Cimpress businesses, and telesales. These growing channels were offset by revenue declines in mail order where National Pen continued to optimize for efficiency of direct mail advertising.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three months ended December 31, 2024 was driven by a reduction in gross profit, due to gross margin compression driven by unfavorable product mix shift and increased freight costs versus the prior year periods. Currency exchange fluctuations had a positive year-over-year impact of $0.7 million for the three months ended December 31, 2024.
The increase in National Pen's segment EBITDA for the six months ended December 31, 2024 was driven by the revenue growth described above, and $1.6 million of lower advertising spend intended to drive efficiency across channels. Currency exchange fluctuations had a positive year-over-year impact of $1.3 million for the six months ended December 31, 2024.
All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023 (1)	2024 vs. 2023	2024	2023 (1)	2024 vs. 2023
Reported Revenue	$60,333	$59,762	1%	$117,476	$111,187	6%
Segment EBITDA	3,667	7,371	(50)%	10,402	13,389	(22)%
% of revenue	6%	12%		9%	12%
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.
Segment Revenue
All Other Businesses' revenue growth was negatively impacted 2% and 1% by currency, resulting in constant-currency revenue growth of 3% and 7% during the three and six months ended December 31, 2024, respectively. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses, as well as growth in their signage products, which was partially offset by lower revenue for home decor products. Our smaller Printi business delivered constant-currency revenue growth versus the prior year periods.
Segment Profitability
For the three and six months ended December 31, 2024, segment EBITDA decreased $3.7 million and $3.0 million versus prior year periods, largely driven by higher long-term incentive compensation expense of $2.8 million and $3.8 million due to a prior year reversal of expense driven by changes in estimated payouts year over year that was a benefit in the prior year periods and did not recur during the current year periods. In addition, gross profits declined year-over-year during the seasonally significant second quarter for our BuildASign business, driven by lower revenue in home decor products, as well as gross margin compression driven in part by temporary production inefficiencies related to new capabilities.
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
During the three and six months ended December 31, 2024, central and corporate costs increased by $1.2 million and $6.4 million, respectively, as compared to the prior year periods, due in part to a $2.9 million charge recognized in the current quarter for a land duty tax in Australia related to our 2019 redomiciliation to Ireland that we are appealing. In addition, third party technology costs increased, as a result of continued adoption and usage of mass customization platform products that are developed by our central technology teams. These increases were partially offset by lower unallocated share-based compensation expense year-over-year of $2.4 million and $4.6 million, respectively, due to lower attainment estimates associated with performance share units granted during the current fiscal year.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$180,903	$217,200
Net cash used in investing activities	(63,061)	(30,395)
Net cash used in financing activities	(94,076)	(47,155)
The cash flows during the six months ended December 31, 2024 related primarily to the following items:
Cash inflows:
•Net income of $49.2 million
•Adjustments for non-cash items of $85.9 million primarily related to adjustments for depreciation and amortization of $70.8 million, share-based compensation costs of $30.0 million, and deferred taxes of $3.4 million, partially offset by unrealized currency-related gains of $21.8 million
•Net working capital inflow of $45.8 million, primarily due to favorable changes to accounts payable and accrued expenses, driven in large part by timing impacts from our seasonally significant second quarter
•Proceeds from the settlement of derivatives designated as hedging instruments of $5.4 million
•Proceeds from the maturity of held-to-maturity securities of $4.5 million
•Proceeds from the sale of assets of $1.7 million
•Proceeds from the exercise of options of $1.4 million
Cash outflows:
•Purchases of our ordinary shares for $53.0 million
•Capital expenditures of $43.4 million, of which the majority related to the purchase of manufacturing and automation equipment for our production facilities

•Internal and external costs of $31.2 million for software and website development that we have capitalized
•Payment of withholding taxes in connection with share awards of $16.8 million, primarily driven by the vesting of restricted and performance share unit grants
•Repayments of other debt, net of proceeds from borrowings, of $8.0 million
•Net payments of $5.6 million associated with the refinancing of our 2026 Notes and amendment to our revolving credit facility, including financing fees paid. Refer to Note 8 in the accompanying consolidated financial statements for additional details.
•Payments for finance lease arrangements of $4.2 million
•Purchase of noncontrolling interests of $4.1 million
Additional Liquidity and Capital Resources Information. At December 31, 2024, we had $224.4 million of cash and cash equivalents and $1,610.5 million of debt, excluding debt issuance costs and debt premiums and discounts. During the six months ended December 31, 2024, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the six months ended December 31, 2024, we purchased and retired 657,193 of our ordinary shares for $53.0 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
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
Indefinitely Reinvested Earnings. As of December 31, 2024, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $86.6 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at December 31, 2024 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$92,251	$22,381	$32,610	$19,547	$17,713
Purchase commitments	207,240	145,770	34,168	20,165	7,137
Senior secured credit facility and interest payments (2)	1,297,458	79,923	153,916	1,063,619	—
2032 Notes and interest payments	833,568	37,536	77,438	77,438	641,156
Other debt	7,240	3,703	3,537	—	—
Finance leases, net of subleases (1)	36,374	8,245	10,664	5,734	11,731
Total (3)	$2,474,131	$297,558	$312,333	$1,186,503	$677,737
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of December 31, 2024 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.0 million as of December 31, 2024 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $2.8 million in the aggregate outstanding as of December 31, 2024.
Purchase Commitments. At December 31, 2024, we had unrecorded commitments under contract of $207.2 million. Purchase commitments consisted of third-party fulfillment and digital services of $93.2 million; software of $38.3 million; third-party cloud services of $36.6 million; production and computer equipment purchases of $7.6 million; insurance costs of $5.4 million; professional and consulting fees of $5.2 million; production-related temporary labor of $4.0 million; advertising of $0.7 million; and other commitments of $16.2 million.
Senior Secured Credit Facility and Interest Payments. On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 and reduced the minimum credit spread on borrowing and the minimum commitment fee on unused balances, depending on our first lien leverage ratio. Our $250.0 million senior secured revolving credit facility has $237.3 million unused as of December 31, 2024. There are no drawn amounts on the revolving credit facility.
As of December 31, 2024, we have borrowings under our Restated Credit Agreement of $1,078.2 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028.
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
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of December 31, 2024, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 8 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2024, we had $7.2 million outstanding for those obligations that have repayments due on various dates through September 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2024 is $27.6 million, net of accumulated depreciation of $31.3 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2024 amounts to $31.9 million.

Additional Non-GAAP Financial Measures
Adjusted EBITDA and adjusted free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above (which we refer to above as organic constant-currency revenue growth), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We do not, nor do we suggest, that investors should consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
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

The table below sets forth operating income and adjusted EBITDA for the three and six months ended December 31, 2024 and 2023:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
GAAP operating income	$80,949	$107,679	$120,288	$141,779
Exclude expense (benefit) impact of:
Depreciation and amortization	35,211	39,089	70,757	79,031
Share-based compensation expense	14,373	17,649	30,006	30,102
Certain impairments and other adjustments	1,183	589	569	1,114
Restructuring-related charges	163	483	262	149
Include (expense) benefit impact of:
Realized gains (losses) on currency derivatives not included in operating income (1)	375	945	(1,857)	2,995
Adjusted EBITDA	$132,254	$166,434	$220,025	$255,170
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the six months ended December 31, 2024 and 2023:

In thousands	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$180,903	$217,200
Purchases of property, plant and equipment	(43,419)	(33,955)
Capitalization of software and website development costs	(31,248)	(28,344)
Proceeds from the sale of assets	1,668	5,988
Adjusted free cash flow	$107,904	$160,889
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of December 31, 2024, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2024, we had $1,078.2 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2024, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of December 31, 2024, would result in a $8.5 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $17.9 million and $29.1 million on our income before income taxes for the three and six months ended December 31, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.       Risk Factors
We are updating the following risk factors disclosed in our Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”). You should carefully consider the risks set forth in our Form 10-K and the following risks, together with all the other information in this report, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially and adversely affected.
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

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:
•investments in our business in the current period intended to generate longer-term returns, where the costs in the near term will not be offset by revenue or cost savings until future periods, if at all
•costs to produce and deliver our products and provide our services
•our ability to attract and retain customers and generate purchases
•shifts in revenue mix toward less profitable products and brands
•supply chain challenges
•our pricing and marketing strategies and those of our competitors
•variations in the demand for our products and services
•currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities
•changes in U.S. trade policy and the implementation of any tariffs on our products or supply chain materials
•our hedging activity
•the commencement or termination of agreements with our strategic partners, suppliers, and others
•our ability to manage our production, fulfillment, and support operations
•general economic conditions, including volatility or economic downturns in some or all of our markets
•expenses and charges related to our compensation arrangements with our executives and employees
•costs and charges resulting from litigation
•changes in our effective income tax rate or tax-related benefits or costs
•costs to acquire businesses or integrate our acquired businesses
•financing costs
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

We are a global company with production facilities, offices, employees, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and complexity including, among others:

•difficulty managing operations in, and communications among, multiple businesses, locations, and time zones
•challenges of ensuring speed, nimbleness, and entrepreneurialism in a large and complex organization
•difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, tariffs, and other costs
•our failure to maintain sufficient financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company
•the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business or impact the willingness of third parties to conduct business with us, protectionist laws that favor local businesses, and restrictions imposed by local labor laws
•the challenge of maintaining management's focus on our strategic and operational priorities and minimizing lower priority distractions
•disruptions caused by political and social instability and war that may occur in some countries
•exposure to corrupt business practices that may be common in some countries or in some sales channels and markets, such as bribery or the willful infringement of intellectual property rights
•difficulty repatriating cash from some countries
•changes in governmental trade policies, particularly in the U.S., Mexico, Canada and China, difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products
•increasing prices, disruptions or cessation of important components of our international supply chain
•failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property
In addition, we are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenue and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents and other assets and liabilities denominated in currencies other than the U.S. dollar, our reporting currency. The hedging activities we engage in may not mitigate the net impact of currency exchange rate fluctuations, and our financial results may differ materially from expectations as a result of such fluctuations.

Furthermore, the new U.S. presidential administration has publicly expressed support for greater restrictions on free trade and the increase of tariffs on goods imported into the United States. Such changes could adversely affect the availability of the de minimis exemption from import taxes and duties codified in 19 U.S.C. § 1321(a)(2)(C), which currently benefits our business. We own manufacturing facilities throughout the world, including one in Ontario, Canada that primarily services our Vista business, and others in Mexico, the United States, Australia, Brazil and throughout Europe. If the United States makes significant changes to tariffs applicable to imports from Canada, Mexico or any of the other countries in which we manufacture our products, we would incur increased costs in operating our business and our financial results would likely be materially and adversely impacted. In addition, if other countries were to implement additional tariffs, our business would likely be adversely affected. In addition to changes in U.S. trade policy, other changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. At this time we cannot predict the impact, if any, of any of these potential changes to our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Supply chain disruptions could impair our ability to source raw materials.
A number of factors have impacted in the past, and could impact in the future, the availability of materials we use in our business, including rising costs and other inflationary pressures, changes in trade policies such as increased tariffs on materials we use in our business, rationing measures, labor shortages, civil unrest and war, and climate change. Our inability to source sufficient materials for our business in a timely manner, or at all, would significantly impair our ability to fulfill customer orders and sell our products, which would reduce our revenue and harm our financial results.

Changes in tax laws, regulations and treaties could affect our tax rate and our results of operations.
A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance, or otherwise adversely affecting our financial condition, results of operations, and cash flows. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. Furthermore, with the change in the U.S. presidential administration and composition of the U.S. Congress, the new administration may make changes to U.S. tax law, regulations, treaties and policies. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. In addition, the application of sales, value added, or other consumption taxes to e-commerce businesses, such as Cimpress, is a complex and evolving issue. If a government entity claims that we should have been collecting such taxes on the sale of our products in a jurisdiction where we have not been doing so, then we could incur substantial tax liabilities for past sales.
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

The following table outlines the repurchase of our ordinary shares during the three months ended December 31, 2024 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2024 through October 31, 2024	115,866	$80.98	115,866	$173.0
November 1, 2024 through November 30, 2024	418,002	78.90	418,002	140.0
December 1, 2024 through December 31, 2024	—	—	—	140.0
Total	533,868	$79.36	533,868	$140.0
Item 5.        Other Information

On September 9, 2024, Robert Keane, our Founder, Chairman and Chief Executive Officer, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Original Plan"). The Original Plan provided for the sales, on the dates and at the prices set forth in the Original Plan, of up to 35,000 ordinary shares held by Mr. Keane as of the date of the Original Plan adoption. The Original Plan was scheduled to expire on August 1, 2025.

On December 12, 2024, Mr. Keane adopted an amendment to the Original Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Amended Plan"). The Amended Plan provides for the sales, on the dates and at the prices set forth in the Amended Plan, of up to 102,000 ordinary shares held by Mr. Keane as of the date of the Amended Plan adoption. The Amended Plan expires on November 1, 2025.

On September 9, 2024, Maarten Wensveen, our Executive Vice President and Chief Technology Officer, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The plan provides for the sales, on the dates and at the prices set forth in the plan, of up to 22,830 ordinary shares held by Mr. Wensveen as of the date of the plan adoption. Mr. Wensveen's plan expires on September 9, 2025.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1
Amendment No. 4, dated as of December 16, 2024, among Cimpress plc ("Cimpress"), Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., Vistaprint Netherlands B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); Cimpress' subsidiaries that guaranty the Borrowers' obligations; the financial institutions listed on the signature pages thereof; and JPMorgan Chase Bank N.A., as administrative agent (the “Administrative Agent”), to the senior secured Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, as further amended and restated as of July 13, 2017, as further amended and restated as of May 17, 2021, as further amended effective as of July 1, 2023, as further amended as of May 15, 2024, and as further amended as of September 26, 2024 among the Borrowers, the lenders named therein, and the Administrative Agent

10.2	2020 Equity Incentive Plan, as amended is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 25, 2024.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 31, 2025                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)