Form 10-Q
period 2025-03-31
CIMPRESS plc
filed 2025-05-02
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 28, 2025, there were 24,878,772 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$182,997	$203,775
Marketable securities	—	4,500
Accounts receivable, net of allowances of $7,575 and $7,219, respectively	66,146	64,576
Inventory	101,896	97,016
Prepaid expenses and other current assets	92,671	88,112
Total current assets	443,710	457,979
Property, plant and equipment, net	287,517	265,177
Operating lease assets, net	77,554	78,681
Software and website development costs, net	96,187	92,212
Deferred tax assets	87,806	95,059
Goodwill	792,749	787,138
Intangible assets, net	61,905	76,560
Other assets	30,888	39,351
Total assets	$1,878,316	$1,892,157
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$298,885	$326,656
Accrued expenses	273,422	245,931
Deferred revenue	53,013	46,118
Short-term debt	9,182	12,488
Operating lease liabilities, current	20,340	19,634
Other current liabilities	24,860	13,136
Total current liabilities	679,702	663,963
Deferred tax liabilities	20,988	24,701
Long-term debt	1,578,050	1,591,807
Operating lease liabilities, non-current	61,135	61,895
Other liabilities	75,148	76,305
Total liabilities	2,415,023	2,418,671
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	19,871	22,998
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,842,460 and 43,051,269 shares issued, respectively; 24,871,213 and 25,080,022 shares outstanding, respectively	602	604
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	585,090	570,283
Retained earnings	266,179	272,881
Accumulated other comprehensive loss	(45,836)	(30,364)
Total shareholders’ deficit attributable to Cimpress plc	(557,515)	(550,146)
Noncontrolling interests (Note 10)	937	634
Total shareholders' deficit	(556,578)	(549,512)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,878,316	$1,892,157
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$789,468	$780,588	$2,533,596	$2,459,245
Cost of revenue (1)	416,960	404,668	1,328,952	1,266,874
Technology and development expense (1)	83,112	83,790	247,851	238,081
Marketing and selling expense (1)	193,316	191,591	621,024	595,622
General and administrative expense (1)	50,549	54,254	159,417	151,388
Amortization of acquired intangible assets	4,524	6,919	14,795	25,986
Restructuring expense	466	128	728	277
Income from operations	40,541	39,238	160,829	181,017
Other (expense) income, net	(9,441)	(3,651)	10,745	2,377
Interest expense, net	(26,995)	(30,158)	(87,575)	(89,946)
Gain (loss) on early extinguishment of debt	19	—	(498)	1,721
Income before income taxes	4,124	5,429	83,501	95,169
Income tax expense	12,144	10,610	42,290	35,527
Net (loss) income	(8,020)	(5,181)	41,211	59,642
Add: Net (income) loss attributable to noncontrolling interests	(218)	1,203	(941)	(961)
Net (loss) income attributable to Cimpress plc	$(8,238)	$(3,978)	$40,270	$58,681
Basic net (loss) income per share attributable to Cimpress plc	$(0.33)	$(0.15)	$1.61	$2.22
Diluted net (loss) income per share attributable to Cimpress plc	$(0.33)	$(0.15)	$1.56	$2.16
Weighted average shares outstanding — basic	24,834,409	26,216,216	24,990,419	26,432,423
Weighted average shares outstanding — diluted	24,834,409	26,216,216	25,841,781	27,143,619
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of revenue	$168	$245	$599	$641
Technology and development expense	4,400	5,692	14,458	15,601
Marketing and selling expense	2,317	3,318	6,534	8,625
General and administrative expense	5,799	9,142	21,099	23,632

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net (loss) income	$(8,020)	$(5,181)	$41,211	$59,642
Other comprehensive income, net of tax:
Foreign currency translation gains (losses), net of hedges	4,797	1,394	(10,384)	(4,446)
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(1,202)	7,051	(2,388)	4,459
Amounts reclassified from accumulated other comprehensive loss to net (loss) income for derivative instruments	(3,233)	(2,772)	(2,664)	(6,265)
Comprehensive (loss) income	(7,658)	492	25,775	53,390
Add: Comprehensive (income) loss attributable to noncontrolling interests	(454)	1,450	(977)	(952)
Total comprehensive (loss) income attributable to Cimpress plc	$(8,112)	$1,942	$24,798	$52,438
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

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2023	44,604	$621	(17,971)	$(1,363,550)	$560,019	$297,590	$(47,223)	$(552,543)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	15	—	—	—	687	—	—	687
Purchase and retirement of ordinary shares	(1,086)	(12)	—	—	(13,659)	(87,058)	—	(100,729)
Share-based awards vested, net of shares withheld for taxes	79	1	—	—	(3,882)	—	—	(3,881)
Share-based compensation expense	—	—	—	—	18,765	—	—	18,765
Net loss attributable to Cimpress plc	—	—	—	—	—	(3,978)	—	(3,978)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(259)	—	(259)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	4,279	4,279
Foreign currency translation, net of hedges	—	—	—	—	—	—	1,641	1,641
Balance at March 31, 2024	43,612	$610	(17,971)	$(1,363,550)	$561,930	$206,295	$(41,303)	$(636,018)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	22	—	—	—	1,000	—	—	1,000
Purchase and cancellation of ordinary shares	(123)	(1)	—	—	(1,713)	(8,906)	—	(10,620)
Share-based awards vested, net of shares withheld for taxes	282	3	—	—	(12,951)	—	—	(12,948)
Share-based compensation expense	—	—	—	—	16,573	—	—	16,573
Net loss attributable to Cimpress plc	—	—	—	—	—	(12,549)	—	(12,549)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(503)	—	(503)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(8,115)	(8,115)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,319	6,319
Balance at September 30, 2024	43,232	$606	(17,971)	$(1,363,550)	$573,192	$250,923	$(32,160)	$(570,989)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	7	—	—	—	369	—	—	369
Purchase and cancellation of ordinary shares	(534)	(6)	—	—	(7,352)	(35,009)	—	(42,367)
Share-based awards vested, net of shares withheld for taxes	84	1	—	—	(3,823)	—	—	(3,822)
Share-based compensation expense	—	—	—	—	14,495	—	—	14,495
Net income attributable to Cimpress plc	—	—	—	—	—	61,057	—	61,057
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	591	—	591
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	7,498	7,498
Foreign currency translation, net of hedges	—	—	—	—	—	—	(21,300)	(21,300)
Balance at December 31, 2024	42,789	$601	(17,971)	$(1,363,550)	$576,881	$277,562	$(45,962)	$(554,468)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2024	42,789	$601	(17,971)	$(1,363,550)	$576,881	$277,562	$(45,962)	$(554,468)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	6	—	—	6
Purchase and cancellation of ordinary shares	(57)	—	—	—	(802)	(3,145)	—	(3,947)
Share-based awards vested, net of shares withheld for taxes	110	1	—	—	(3,148)	—	—	(3,147)
Share-based compensation expense	—	—	—	—	12,153	—	—	12,153
Net loss attributable to Cimpress plc	—	—	—	—	—	(8,238)	—	(8,238)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(4,435)	(4,435)
Foreign currency translation, net of hedges	—	—	—	—	—	—	4,561	4,561
Balance at March 31, 2025	42,842	$602	(17,971)	$(1,363,550)	$585,090	$266,179	$(45,836)	$(557,515)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2025	2024
Operating activities
Net income	$41,211	$59,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,057	116,103
Share-based compensation expense	42,690	48,499
Deferred taxes	5,778	1,070
Loss (gain) on early extinguishment of debt	123	(1,721)
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net income	6,761	(4,552)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(13,720)	378
Other non-cash items	7,287	543
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,485	(6,429)
Inventory	(7,299)	7,006
Prepaid expenses and other assets	(2,140)	4,960
Accounts payable	(28,938)	(11,464)
Accrued expenses and other liabilities	31,303	11,592
Net cash provided by operating activities	190,598	225,627
Investing activities
Purchases of property, plant and equipment	(68,211)	(44,425)
Business acquisitions, net of cash acquired	(658)	—
Capitalization of software and website development costs	(47,591)	(43,379)
Proceeds from the sale of assets	2,357	6,419
Proceeds from maturity of held-to-maturity investments	4,500	36,676
Proceeds from the settlement of derivatives designated as hedging instruments	5,438	—
Net cash used in investing activities	(104,165)	(44,709)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	525,000	—
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	(522,135)	(24,471)
Proceeds from borrowings of debt	41,283	886
Payments of debt	(53,672)	(11,783)
Payments of debt issuance costs	(11,647)	—
Payments of withholding taxes in connection with equity awards	(19,917)	(14,069)
Payments of finance lease obligations	(5,887)	(7,501)
Purchase of noncontrolling interests	(4,058)	(65)
Purchase of ordinary shares	(56,934)	(100,729)
Proceeds from issuance of ordinary shares	1,375	775
Distributions to noncontrolling interests	(821)	(549)
Net cash used in financing activities	(107,413)	(157,506)
Effect of exchange rate changes on cash	202	613
Net (decrease) increase in cash and cash equivalents	(20,778)	24,025
Cash and cash equivalents at beginning of period	203,775	130,313
Cash and cash equivalents at end of period	$182,997	$154,338
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$91,078	$90,556
Cash received for interest	9,807	11,208
Cash paid for income taxes	21,006	39,307
Non-cash investing and financing activities
Property and equipment acquired under finance leases	2,645	4,440
Amounts accrued related to property, plant and equipment	12,139	7,699
Amounts accrued related to capitalized software development costs	38	240

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
2. Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements include the accounts of Cimpress plc, its wholly owned subsidiaries, and entities in which we maintain a controlling financial interest. Intercompany balances and transactions have been eliminated. Investments in entities in which we cannot exercise significant influence, and for which the related equity securities do not have a readily determinable fair value, are included in other assets on the consolidated balance sheets; otherwise the investments are recognized by applying equity method accounting. Our equity method investments are included in other assets on the consolidated balance sheets.
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

Ordinary Shares
During the nine months ended March 31, 2025, we repurchased 714,667 of our ordinary shares on the open market and through privately negotiated transactions for $56,934. The repurchased shares were immediately cancelled after repurchase and therefore have been classified as authorized and unissued shares as of March 31, 2025.

Subsidiary Equity Option Awards
During the second quarter of fiscal 2025, we granted subsidiary-level option awards, which provide the founder group of one of our businesses with the option to purchase a 5.25% minority equity interest in each of the principal businesses that are included in our PrintBrothers reportable segment. The option awards have an expiration date of January 15, 2026, and upon exercise the underlying shares are subject to a ten-year lockup period, while the holders are subjected to non-compete provisions over the period in which they are shareholders, plus an additional two years. The fair value of the share option is determined as of the grant date using the Black-Scholes valuation model and the fair value is recognized ratably as expense over the non-compete period, as the provision is deemed to be substantive. During the three and nine months ended March 31, 2025, we recognized $562 of share-based compensation expense within general and administrative expense in our consolidated statement of operations related to these awards.

Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
(Losses) gains on derivatives not designated as hedging instruments (1)	$(14,640)	$9,071	$(1,577)	$3,715
Currency-related gains (losses), net (2)	5,131	(12,434)	11,691	(2,071)
Other gains (losses)	68	(288)	631	733
Total other (expense) income, net	$(9,441)	$(3,651)	$10,745	$2,377
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized gains of $4,434 and $5,183 for the three and nine months ended March 31, 2025, respectively, and losses of $349 and $838 for the three and nine months ended March 31, 2024, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related gains (losses), net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, during the three and nine months ended March 31, 2024, we recognized gains of $1,748 and $1,454, respectively, on a cross-currency swap designated as a cash flow hedge which hedges the remeasurement of an intercompany loan. We did not hold any cross-currency swap contracts that were designated as cash flow hedges during the three and nine months ended March 31, 2025. Refer to Note 4 for additional details regarding our cash flow hedges.

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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Weighted average shares outstanding, basic	24,834,409	26,216,216	24,990,419	26,432,423
Weighted average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/warrants (1)(2)	—	—	851,362	711,196
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	24,834,409	26,216,216	25,841,781	27,143,619
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)(2)	2,083,040	955,594	312,874	127,229
__________________
(1) In the periods in which a net loss is recognized, the impact of share options, PSUs, RSUs and warrants is excluded from shares used in computed diluted net loss per share as it is anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three months ended March 31, 2025, the average share price was below the strike price for the quarter; therefore, the total outstanding warrants were considered anti-dilutive. The weighted average anti-dilutive effect of the warrants for the three months ended March 31, 2025 and 2024 was 1,055,377 and 309,000 (anti-dilutive due to our net loss position), respectively, and the weighted average dilutive effect of the warrants for the nine months ended March 31, 2025 and 2024 was 196,438 and 184,608, respectively.

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

	March 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$12,409	$—	$12,409	$—
Currency forward contracts	1,348	—	1,348	—
Total assets recorded at fair value	$13,757	$—	$13,757	$—

Liabilities
Cross-currency swap contracts	$(8,558)	$—	$(8,558)	$—
Currency forward contracts	(5,465)	—	(5,465)	—
Currency option contracts	(1,902)	—	(1,902)	—
Total liabilities recorded at fair value	$(15,925)	$—	$(15,925)	$—

	June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$18,830	$—	$18,830	$—
Cross-currency swap contracts	1,043	—	1,043	—
Currency forward contracts	3,642	—	3,642	—
Currency option contracts	137	—	137	—
Total assets recorded at fair value	$23,652	$—	$23,652	$—

Liabilities
Currency forward contracts	$(856)	$—	$(856)	$—
Currency option contracts	(2,180)	—	(2,180)	—
Total liabilities recorded at fair value	$(3,036)	$—	$(3,036)	$—

During the nine months ended March 31, 2025, and the year ended June 30, 2024, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Our held-to-maturity marketable securities are recognized at an amortized cost. As of March 31, 2025, we had no held-to-maturity securities. The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of June 30, 2024. The fair value was determined using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy. We did not record an allowance for credit losses and impairments for these marketable securities during the three and nine months ended March 31, 2025 and 2024.

	June 30, 2024
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$1,500	$(1)	$1,499
U.S. government securities	3,000	(4)	2,996
Total held-to-maturity securities	$4,500	$(5)	$4,495

As of March 31, 2025 and June 30, 2024, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2025 and June 30, 2024, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,607,728 and $1,616,607, respectively, and the fair value was $1,568,896 and $1,617,364, respectively. Our debt at March 31, 2025 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If a derivative is designated as a cash flow hedge or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. We previously had designated an intercompany loan as a net investment hedge, and any unrealized currency gains and losses on the loan are recorded in accumulated other comprehensive loss. Additionally, any ineffectiveness associated with an effective and designated hedge is recognized within accumulated other comprehensive loss. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings as a component of other (expense) income, net.
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
As of March 31, 2025, we estimate that $2,818 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2026. As of March 31, 2025, we had nine effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2025 (1)	$215,000
Contracts with a future start date	380,000
Total	$595,000
________________________
(1) Based on contracts outstanding as of March 31, 2025, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $215,000 and $380,000 through April 2028 based on layered start dates and maturities.
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

Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. dollar. As of March 31, 2025, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
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
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2025 and 2024, we experienced volatility within other (expense) income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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
As of March 31, 2025, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$777,298	June 2023 through March 2025	Various dates through June 2027	632	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2025 and June 30, 2024. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$12,409	$—	$12,409	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(8,558)	—	(8,558)
Total derivatives designated as hedging instruments		$12,409	$—	$12,409		$(8,558)	$—	$(8,558)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$2,537	$(1,189)	$1,348	Other current liabilities / other liabilities	$(7,300)	$1,835	$(5,465)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(2,200)	298	(1,902)
Total derivatives not designated as hedging instruments		$2,537	$(1,189)	$1,348		$(9,500)	$2,133	$(7,367)

	June 30, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$18,830	$—	$18,830	Other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	1,043	—	1,043	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$19,873	$—	$19,873		$—	$—	$—

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,549	$(1,907)	$3,642	Other current liabilities / other liabilities	$(1,084)	$228	$(856)
Currency option contracts	Other current assets / other assets	212	(75)	137	Other current liabilities / other liabilities	(2,351)	171	(2,180)
Total derivatives not designated as hedging instruments		$5,761	$(1,982)	$3,779		$(3,435)	$399	$(3,036)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three and nine months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$(1,202)	$5,623	$(2,388)	$3,673
Cross-currency swap	—	1,428	—	786
Derivatives in net investment hedging relationships
Intercompany loan	—	4,985	615	1,441
Currency forward contracts	—	—	—	(1,080)
Total	$(1,202)	$12,036	$(1,773)	$4,820
The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2025 and 2024.

	Amount of Net (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$(3,879)	$(1,630)	$(3,236)	$(6,126)	Interest expense, net
Cross-currency swap	—	(1,748)	—	(1,454)	Other (expense) income, net
Total before income tax	(3,879)	(3,378)	(3,236)	(7,580)	Income before income taxes
Income tax	646	606	572	1,315	Income tax expense
Total	$(3,233)	$(2,772)	$(2,664)	$(6,265)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024 for derivative instruments for which we did not elect hedge accounting.

	Amount of (Loss) Gain Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Currency contracts	$(14,640)	$9,071	$(1,577)	$3,715	Other (expense) income, net
Total	$(14,640)	$9,071	$(1,577)	$3,715
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $240, for the nine months ended March 31, 2025:

	Gains on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2024	$10,789	$(706)	$(40,447)	$(30,364)
Other comprehensive loss before reclassifications	(2,388)	—	(10,420)	(12,808)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(2,664)	—	—	(2,664)
Net current period other comprehensive loss	(5,052)	—	(10,420)	(15,472)
Balance as of March 31, 2025	$5,737	$(706)	$(50,867)	$(45,836)
________________________
(1) Gains on cash flow hedges include our interest rate swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2025 and June 30, 2024, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Gains on currency forward and cross-currency swap contracts designated as net investment hedges, net of tax, of $14,166 and $15,042 have been included in accumulated other comprehensive loss as of March 31, 2025 and June 30, 2024, respectively. Intercompany loan hedge gains, net of tax, of $42,159 and $48,270 have been included in accumulated other comprehensive loss as of March 31, 2025 and June 30, 2024, respectively.

6. Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2025 and June 30, 2024 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2024	$295,285	$149,244	$147,688	$194,921	$787,138
Acquisitions (1)	—	1,121	—	—	1,121
Effect of currency translation adjustments (2)	1,395	1,596	1,499	—	4,490
Balance as of March 31, 2025	$296,680	$151,961	$149,187	$194,921	$792,749
________________________
(1) During the current quarter, we completed the acquisition of a small business that is part of our PrintBrothers reportable segment, which resulted in the recognition of goodwill of $1,121.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2025	June 30, 2024
Compensation costs	$80,023	$80,844
Income and indirect taxes	56,938	46,499
Advertising costs (1)	33,018	23,524
Third-party manufacturing and digital content costs	17,878	17,608
Shipping costs	12,466	10,088
Variable compensation incentives	9,916	9,263
Sales returns	5,799	5,181
Interest payable	2,871	3,658
Professional fees	2,749	2,596
Other	51,764	46,670
Total accrued expenses	$273,422	$245,931
______________________
(1) The increase in advertising costs is due in part to the timing of invoice receipts which resulted in higher accruals at March 31, 2025, as compared to accounts payable at June 30, 2024.
Other current liabilities included the following:

	March 31, 2025	June 30, 2024
Mandatorily redeemable noncontrolling interest (1)	$9,663	$—
Current portion of finance lease obligations	8,367	8,323
Short-term derivative liabilities	4,564	4,833
Other	2,266	(20)
Total other current liabilities	$24,860	$13,136
Other liabilities included the following:

	March 31, 2025	June 30, 2024
Long-term finance lease obligations	$24,467	$28,037
Long-term compensation incentives	15,178	17,127
Long-term derivative liabilities (1)	14,683	584
Mandatorily redeemable noncontrolling interest (2)	—	9,608
Other	20,820	20,949
Total other liabilities	$75,148	$76,305

________________________
(1) The increase in long-term derivative liabilities is primarily due to the increase in unrealized losses associated with forward contracts that are intended to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. The increase in unrealized losses is primarily due to the weakening of the U.S. dollar against certain currencies, including the Euro and GBP, which are our most significant currency exposures. Refer to Note 4 for additional details relating to our derivative contracts.
(2) During the current fiscal year, the mandatorily redeemable noncontrolling interests were reclassified from long-term liabilities to current liabilities, since we are required to purchase the outstanding equity interests during the second quarter of fiscal year 2026.
8. Debt

	March 31, 2025	June 30, 2024
7.375% Senior Notes due 2032 (1)	$525,000	$—
7.0% Senior Notes due 2026 (1)	—	522,135
Senior secured credit facility	1,075,520	1,084,627
Other	7,208	9,845
Debt issuance costs and discounts, net of debt premiums	(20,496)	(12,312)
Total debt outstanding, net	1,587,232	1,604,295
Less: short-term debt (2)	9,182	12,488
Long-term debt	$1,578,050	$1,591,807
_____________________
(1) On September 26, 2024, we completed a private placement of $525,000 in aggregate principal amount of 7.375% Senior Notes due 2032. We used the net proceeds of this offering plus cash on hand to redeem the $522,135 in aggregate principal amount of our 7.0% Senior Notes due 2026 and pay the associated interest and financing fees.
(2) Balances as of March 31, 2025 and June 30, 2024 are inclusive of short-term debt issuance costs, debt premiums and discounts of $4,902 and $3,492, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of March 31, 2025, we were in compliance with all covenants in those debt contracts, including our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") and the indenture governing our 2032 Notes.
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
No other material changes were made to the terms of the Term Loan B or the Restated Credit Agreement, and the maturity date of the Term Loan B is still May 17, 2028. For the nine months ended March 31, 2025, we recognized a loss on extinguishment of debt as part of this refinancing of $696.
Our Restated Credit Agreement consists of the following as of March 31, 2025:
•a $1,075,520 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 2.50%, and
•a $250,000 senior secured revolving credit facility with a maturity date of September 26, 2029 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
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
As of March 31, 2025, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 6.44%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.30% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.
Senior Notes
On September 26, 2024, we completed a private placement of $525,000 in aggregate principal amount of 7.375% senior unsecured notes due September 15, 2032 (the "2032 Notes"). We issued the 2032 Notes pursuant to a senior notes indenture dated as of September 26, 2024, among Cimpress plc, our subsidiary guarantors, and U.S Bank Trust Company, as trustee (the "Indenture"). We used the net proceeds from the 2032 Notes, together with cash on hand, to redeem all of the outstanding 7.0% senior unsecured notes due 2026 (the "2026 Notes") at a redemption price equal to par of the principal amount, to pay all accrued unpaid interest thereon, and to pay all fees and expenses related to the redemption and offering. For the nine months ended March 31, 2025, we recognized a gain on the extinguishment of debt as part of this refinancing of $338.
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
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2025 and June 30, 2024, we had $7,208 and $9,845, respectively, outstanding for those obligations that are payable through September 2027.
9. Income Taxes
Our income tax expense was $12,144 and $42,290 for the three and nine months ended March 31, 2025, respectively, as compared to $10,610 and $35,527 for the three and nine months ended March 31, 2024,

respectively. Income tax expense increased versus the prior comparative periods due to an increased full-year forecasted effective tax rate. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal year 2025 than for fiscal year 2024 primarily due to increased Swiss tax as the prior comparative periods had a full valuation allowance in Switzerland, which was partially released in the quarter ended June 30, 2024. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for the three and nine months ended March 31, 2025 and 2024, in accordance with GAAP. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.

As of March 31, 2025 we had unrecognized tax benefits of $17,751, including accrued interest and penalties of $2,476. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $6,719 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $6,300 to $6,800 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.

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
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2024	$22,998	$634
Acquisition of noncontrolling interest (1)	866	—
Accretion to redemption value recognized in retained earnings (2)	(88)	—
Net income attributable to noncontrolling interests	647	294
Purchase of noncontrolling interest (3)	(4,579)	—
Foreign currency translation	27	9
Balance as of March 31, 2025	$19,871	$937
_________________
(1) During the current quarter, we completed the acquisition of an immaterial business that is part of our PrintBrothers reportable segment.
(2) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of changes in the estimated redemption amount to the extent increases do not exceed the estimated fair value. Any change in the estimated redemption amount which exceeds the estimated fair value is recognized within net income attributable to noncontrolling interests.
(3) During the second quarter of the current fiscal year, we purchased 49% of the remaining equity interest in one of the smaller businesses previously acquired and included in our PrintBrothers reportable segment for a total purchase price of $4,579, which consisted of $4,059 of cash paid at closing, and $520 of a deferred payment that is payable in fiscal year 2029.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.

As of March 31, 2025, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
•The Print Group - Includes the results of Easyflyer, Exaprint, Packstyle, Pixartprinting, and Tradeprint, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in France, Italy, Spain, and the United Kingdom. Pixartprinting's U.S. facility went live in March 2025, fulfilling orders for other Cimpress businesses as the business expands its offerings and launches its brand in North America.
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

For purposes of measuring and reporting our segment financial performance, we implemented changes to the methodology used for inter-segment transactions during the first quarter of fiscal 2025. These transactions occur when one Cimpress business chooses to buy from or sell to another Cimpress business. Under the new approach, a merchant business (the buyer) is cross charged the actual cost of fulfillment that includes product (e.g., labor, materials and overhead allocation) and shipping costs. A fulfiller business (the seller) receives inter-segment revenue that includes the product costs plus a markup, as well as the shipping costs. The fulfiller profit is included in the fulfiller’s segment results, but eliminated from consolidated reporting through an inter-segment EBITDA elimination. The new approach allows our merchant businesses to access the ultimate Cimpress cost of fulfillment for a given product and therefore that ultimate Cimpress cost can be used to determine pricing, advertising spend, and other operational decisions. Prior to this change, inter-segment transactions were based on marked-up pricing that resulted in the merchant business recognizing inter-segment cost of goods sold that was equal to inter-segment revenue that was recognized by the fulfiller business, and as such there was no inter-segment EBITDA elimination under our prior method. We have recast all prior periods presented for segment revenue and segment EBITDA to ensure comparability with the current fiscal year. These changes in methodology have no impact on our consolidated financial results.
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our tax, treasury, internal audit, legal, sustainability, corporate communications, remote-first enablement, consolidated reporting and compliance, investor relations, and the functions of our CEO and CFO. These costs also include certain unallocated share-based compensation costs.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024 (1)	2025	2024 (1)
Revenue:
Vista	$430,651	$418,079	$1,357,822	$1,300,374
PrintBrothers	155,981	150,677	490,904	468,801
The Print Group	89,348	87,093	272,048	258,665
National Pen	88,299	88,579	313,126	305,471
All Other Businesses	51,101	48,455	168,577	159,642
Total segment revenue	815,380	792,883	2,602,477	2,492,953
Inter-segment eliminations (2)	(25,912)	(12,295)	(68,881)	(33,708)
Total consolidated revenue	$789,468	$780,588	$2,533,596	$2,459,245
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended March 31, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$301,789	$—	$—	$49,708	$35,781	$387,278
Europe	105,425	155,015	82,623	29,586	27	372,676
Other	22,775	—	—	1,134	5,605	29,514
Inter-segment	662	966	6,725	7,871	9,688	25,912
Total segment revenue	430,651	155,981	89,348	88,299	51,101	815,380
Less: inter-segment elimination	(662)	(966)	(6,725)	(7,871)	(9,688)	(25,912)
Total external revenue	$429,989	$155,015	$82,623	$80,428	$41,413	$789,468

	Nine Months Ended March 31, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$937,502	$—	$—	$160,481	$124,879	$1,222,862
Europe	341,934	487,820	255,542	126,295	53	1,211,644
Other	76,167	—	—	4,100	18,823	99,090
Inter-segment	2,219	3,084	16,506	22,250	24,822	68,881
Total segment revenue	1,357,822	490,904	272,048	313,126	168,577	2,602,477
Less: inter-segment elimination	(2,219)	(3,084)	(16,506)	(22,250)	(24,822)	(68,881)
Total external revenue	$1,355,603	$487,820	$255,542	$290,876	$143,755	$2,533,596

	Three Months Ended March 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$296,717	$—	$—	$51,932	$39,743	$388,392
Europe	99,381	149,552	85,532	28,928	—	363,393
Other	21,533	—	—	1,183	6,087	28,803
Inter-segment (1)	448	1,125	1,561	6,536	2,625	12,295
Total segment revenue (1)	418,079	150,677	87,093	88,579	48,455	792,883
Less: inter-segment elimination (1)	(448)	(1,125)	(1,561)	(6,536)	(2,625)	(12,295)
Total external revenue	$417,631	$149,552	$85,532	$82,043	$45,830	$780,588

	Nine Months Ended March 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$911,465	$—	$—	$163,896	$132,527	$1,207,888
Europe	315,926	465,472	253,360	120,147	—	1,154,905
Other	71,303	—	—	4,591	20,558	96,452
Inter-segment (1)	1,680	3,329	5,305	16,837	6,557	33,708
Total segment revenue (1)	1,300,374	468,801	258,665	305,471	159,642	2,492,953
Less: inter-segment elimination (1)	(1,680)	(3,329)	(5,305)	(16,837)	(6,557)	(33,708)
Total external revenue	$1,298,694	$465,472	$253,360	$288,634	$153,085	$2,459,245
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024 (1)	2025	2024 (1)
Segment EBITDA:
Vista	$78,100	$76,834	$247,370	$263,282
PrintBrothers	17,729	17,225	61,218	66,237
The Print Group	15,128	17,233	51,556	47,049
National Pen	3,835	4,214	22,376	20,841
All Other Businesses	5,132	3,259	15,534	16,648
Inter-segment elimination	(7,388)	(3,183)	(19,467)	(8,655)
Total segment EBITDA	112,536	115,582	378,587	405,402
Central and corporate costs	(34,860)	(39,472)	(109,035)	(107,219)
Depreciation and amortization	(34,300)	(37,072)	(105,057)	(116,103)
Restructuring-related charges	(466)	(128)	(728)	(277)
Certain impairments and other adjustments	(2,369)	328	(2,938)	(786)
Total income from operations	40,541	39,238	160,829	181,017
Other (expense) income, net	(9,441)	(3,651)	10,745	2,377
Interest expense, net	(26,995)	(30,158)	(87,575)	(89,946)
Gain (loss) on early extinguishment of debt	19	—	(498)	1,721
Income before income taxes	$4,124	$5,429	$83,501	$95,169
_____________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to the discussion above for further details.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Depreciation and amortization:
Vista	$13,013	$13,040	$39,164	$41,091
PrintBrothers	3,107	3,789	9,973	11,702
The Print Group	4,600	6,184	14,700	18,006
National Pen	3,113	3,228	9,547	13,408
All Other Businesses	4,936	4,604	14,326	13,660
Central and corporate costs	5,531	6,227	17,347	18,236
Total depreciation and amortization	$34,300	$37,072	$105,057	$116,103

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Purchases of property, plant and equipment:
Vista	$11,595	$6,488	$28,889	$15,958
PrintBrothers	4,416	(132)	7,523	5,110
The Print Group	6,559	1,933	18,872	12,976
National Pen	890	313	3,366	4,468
All Other Businesses	848	1,455	7,900	4,871
Central and corporate costs	484	413	1,661	1,042
Total purchases of property, plant and equipment	$24,792	$10,470	$68,211	$44,425

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Capitalization of software and website development costs:
Vista	$6,838	$6,231	$19,439	$18,921
PrintBrothers	852	521	2,445	1,434
The Print Group	1,198	891	3,653	2,641
National Pen	1,118	1,111	3,365	3,087
All Other Businesses	1,354	1,582	4,610	3,879
Central and corporate costs	4,983	4,699	14,079	13,417
Total capitalization of software and website development costs	$16,343	$15,035	$47,591	$43,379
The following table sets forth long-lived assets by geographic area:

	March 31, 2025	June 30, 2024
Long-lived assets (1):
United States	$70,256	$77,095
Canada	66,182	54,848
Switzerland	66,178	67,201
Netherlands	57,753	60,974
Italy	38,206	37,380
Germany	34,835	31,656
France	27,325	28,002
Australia	24,081	22,131
Other	105,672	94,162
Total	$490,488	$473,449
___________________
(1) Excludes goodwill of $792,749 and $787,138, intangible assets, net of $61,905 and $76,560, deferred tax assets of $87,806 and $95,059, and equity method investments of $1,583 and $1,904 as of March 31, 2025 and June 30, 2024, respectively.
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
All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of March 31, 2025 and June 30, 2024 were $56,192 and $62,848, respectively.
Purchase Obligations
At March 31, 2025, we had unrecorded commitments under contract of $374,711, including third-party cloud services of $247,626; inventory, third-party fulfillment and digital service purchase commitments of $76,149; software of $35,673; insurance costs of $5,798; professional and consulting fees of $3,714; production and computer equipment purchases of $3,041; production-related temporary labor of $1,726; and other unrecorded purchase commitments of $985.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the impact of interest rate and currency fluctuations, the impact of U.S. tariffs (including potential changes in related trade policies and potential mitigation actions and related estimates, cost impacts, pricing changes and changes in customer demand), sources of liquidity to fund future operations, future payment terms with suppliers, the timing of adoption of certain accounting standards, legal proceedings, our ability to prevail in our appeal of an adverse land duty tax assessment, indefinitely reinvested earnings, unrecognized tax benefits, our effective tax rate, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” "assume," “designed,” “potential,” "possible," “continue,” “target,” “seek,” "likely," "will" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and fluctuating inflation; our inability to make investments in our business and allocate our capital as planned or the failure of those investments and allocations to achieve the results we expect; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; loss of key personnel or our inability to recruit talented personnel; our failure to develop and deploy our mass customization platform or the failure of the mass customization platform to drive the performance, efficiencies and competitive advantage we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by geopolitical events or political instability and war in Ukraine, Israel, the Middle East or elsewhere; changes in governmental policies, laws and regulations, or in the enforcement or interpretation of governmental policies, laws and regulations, that affect our businesses, including related to import tariffs; our failure to manage the growth and complexity of our business; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the 2024 fiscal year, this Quarterly Report on Form 10-Q and subsequent documents we periodically file with the SEC.
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
As of March 31, 2025, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses.
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
U.S. Tariffs
The U.S. tariff and trade environment has been dynamic in recent months. Cimpress businesses operate in the U.S., and we have fulfillment operations for U.S. customers in multiple locations in the U.S., Canada and Mexico. Cimpress has multiple exemptions and exclusions that currently shield us from paying tariffs on many of the products we fulfill for U.S. customers in Canada and Mexico. Currently the primary impact of tariffs on Cimpress is from raw materials sourcing, particularly from China, as well as the potential for increased supplier costs connected to reciprocal tariffs on other countries. This is due to the combination of reciprocal tariffs announced by the U.S. administration on April 2, 2025 (and subsequent changes), and the announcement that the de minimis exemption is being eliminated for shipments of Chinese-sourced goods starting on May 2, 2025.

We have been working to mitigate the impact of tariffs on Cimpress and our U.S. customers. We have identified alternate, lower-tariff sources of raw materials where possible, though we do expect higher input costs in some cases. In particular, we expect the promotional products, apparel and gifts (PPAG) industry at large will face increased input costs from these increased tariffs on Chinese goods. There are some PPAG products we sell, particularly drinkware and other hard goods, that exclusively or nearly exclusively originate from China, while other PPAG products like apparel have more diverse countries of origin. We are taking action in our supply chain to significantly reduce our exposure to PPAG sourcing where China is the country of origin. These changes will take several months to be fully implemented and, therefore, in the near term we expect to incur additional costs. We currently estimate that, after these supply chain changes, the annual value of PPAG sourcing with a country of origin China that would still be subject to the tariffs on imports from China will be less than $20 million, excluding any impact of third-party fulfillment.

We expect to raise prices to at least partially offset these tariff costs and have already implemented pricing changes on some impacted products. For these products where price increases are being used, it is not possible to forecast what impact this may have on customer demand.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, net (loss) income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and nine months ended March 31, 2025 as compared to the three and nine months ended March 31, 2024 follows:
Third Quarter Fiscal Year 2025
•Revenue increased by 1% to $789.5 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 3%.
•Operating income increased by $1.3 million to $40.5 million.
•Net loss increased by $2.8 million to $8.0 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $3.5 million to $90.7 million.
•Diluted net loss per share attributable to Cimpress plc increased by $0.18 to $0.33.
Year to Date Fiscal Year 2025
•Revenue increased by 3% to $2,533.6 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income decreased by $20.2 million to $160.8 million.
•Net income decreased by $18.4 million to $41.2 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $38.6 million to $310.7 million.
•Diluted loss per share attributable to Cimpress plc decreased by $0.60 to $1.56.
•Cash provided by operating activities decreased by $35.0 million to $190.6 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $67.1 million to $77.2 million.

For the three and nine months ended March 31, 2025, the increase in reported revenue was primarily driven by external revenue growth in our Vista and PrintBrothers reportable segments. Revenue growth was led by strong revenue performance in Vista product categories like PPAG, signage, and packaging and labels, as well as continued order volume growth in our PrintBrothers reportable segment. Revenue growth was dampened by lower revenue for certain products in the U.S., mainly from weaker demand for business cards in our Vista business and home decor products in our BuildASign business, as well as lower revenue in the direct mail channel of our National Pen business particularly in North America. During the current-year periods, currency exchange fluctuations had a negative year-over-year effect on revenue.
The increase to operating income of $1.3 million during the three months ended March 31, 2025 was driven by a reduction in share-based compensation expense of $5.7 million, due to expense volatility from changes in estimated attainment of the related performance condition of our 2025 PSU grants, as well as lower amortization of acquired intangible assets of $2.4 million due to the runoff of fully amortized assets across several of our previously acquired businesses. These items were offset in part by a $2.6 million impairment charge for our planned sale of a facility in our National Pen business, as well as preproduction startup costs of $1.8 million for a new U.S. manufacturing facility that started production in March 2025. Additionally, the benefit from gross profit growth in the product categories listed above continues to be negated by the decline in revenue from certain higher margin product categories like business cards, as well as increased advertising spend of $1.2 million.
The decrease to operating income of $20.2 million during the nine months ended March 31, 2025 was driven by the non-recurrence of approximately $10 million of items that benefited the prior-year period, as well as more than $8 million of discrete items that negatively impacted the current-year period, which included an Australian land duty tax in the second quarter of the current fiscal year, as well as the impairment charge and preproduction startups costs discussed above. The current-year period was also impacted by the same effects of product mix shifts as described above, as well as increased advertising spend of $15.7 million and higher operating expenses. These items were offset in part by $11.2 million of lower amortization of acquired intangible assets due to the runoff of fully amortized assets across several of our previously acquired businesses and reduced share-based compensation expense of $5.8 million.
For three months ended March 31, 2025, net loss increased by $2.8 million to $8.0 million, due to higher income tax expense and increases in unrealized losses on derivative contracts that are not designated as hedges, which was partially offset by the operating income increase described above and lower interest expenses due to our recent repricings of our senior secured Term Loan B. For the nine months ended March 31, 2025, net income decreased by $18.4 million to $41.2 million, due to the operating income decline described above and increased income tax expense, which was offset in part by lower interest expenses and higher unrealized hedging gains.
Adjusted EBITDA decreased during the three and nine months ended March 31, 2025, for similar reasons described above, as increased advertising spend and operating expenses more than offset the growth in gross profit. Gross profit growth in our fastest growing product categories continues to be offset in part by the decline in certain higher margin product categories that has weighted on gross margins as compared to the prior-year periods. Refer to the "Additional Non-GAAP Financial Measures" section of Management's Discussion and Analysis for the full reconciliation of Adjusted EBITDA to net (loss) income.
During the nine months ended March 31, 2025, cash from operations decreased $35.0 million year over year, primarily driven by the lower net income as described above, as well as unfavorable changes in net working capital year over year of $10.3 million.
Adjusted free cash flow decreased by $67.1 million for the nine months ended March 31, 2025, due to the operating cash flow decrease described above, as well as a $23.8 million increase in capitalized expenditures, primarily due to planned investments in new production equipment. Proceeds from the sale of assets decreased by $4.1 million, driven by the sale of our previously owned manufacturing facility in Japan in the prior-year period.

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
Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2025 are shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2025	2024 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$430,651	$418,079	3%	1%	4%	—%	4%
PrintBrothers	155,981	150,677	4%	3%	7%	(1)%	6%
The Print Group	89,348	87,093	3%	3%	6%	—%	6%
National Pen	88,299	88,579	—%	1%	1%	—%	1%
All Other Businesses	51,101	48,455	5%	3%	8%	—%	8%
Inter-segment eliminations	(25,912)	(12,295)
Total revenue	$789,468	$780,588	1%	2%	3%	—%	3%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2025	2024 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$1,357,822	$1,300,374	4%	1%	5%	—%	5%
PrintBrothers	490,904	468,801	5%	1%	6%	(1)%	5%
The Print Group	272,048	258,665	5%	1%	6%	—%	6%
National Pen	313,126	305,471	3%	0%	3%	—%	3%
All Other Businesses	168,577	159,642	6%	1%	7%	—%	7%
Inter-segment eliminations	(68,881)	(33,708)
Total revenue	$2,533,596	$2,459,245	3%	1%	4%	—%	4%
_________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
(2) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior-year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
(3) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP.

For the three and nine months ended March 31, 2025, the reported revenue growth of $8.9 million and $74.4 million, respectively, was primarily driven by external revenue growth in our Vista and PrintBrothers reportable segments, partially offset by $15.6 million and $15.8 million of negative effects from currency exchange rate fluctuations as compared to the prior-year periods, respectively. Excluding the effect of changes in currency exchange rates, the largest increase in reported revenue was from our Vista business with $18.4 million and $63.3 million of incremental external revenue for the three and nine months ended March 31, 2025, respectively. Vista revenue was higher year over year across all major markets, with the most significant growth in the PPAG and signage categories. Our PrintBrothers reportable segment also contributed $10.4 million and $26.4 million of increased external revenue for the three and nine months ended March 31, 2025, respectively, excluding the effect of changes in currency exchange rates, primarily driven by continued order volume and customer growth, partially offset by customers purchasing lower quantities in certain product categories.
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

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of revenue	$416,960	$404,668	$1,328,952	$1,266,874
% of revenue	52.8%	51.8%	52.5%	51.5%
For the three and nine months ended March 31, 2025, cost of revenue increased by $12.3 million and $62.1 million year over year, respectively, driven by higher variable-based manufacturing costs of $7.0 million and $44.0 million, due to volume-related increases, as well as increases in third-party fulfillment costs of $3.0 million and $29.9 million, respectively, which were driven in part by product mix shifts toward faster-growing product categories that leverage our third-party fulfillment network. Additionally, shipping costs increased $4.6 million and $8.8 million for the three and nine months ended March 31, 2025, respectively, and as a percentage of revenue, increased by 50 and 10 basis points, respectively.
Other discrete items that contributed to the increase in cost of revenue was the recognition of a $2.6 million impairment charge during the current quarter for our planned sale of a facility by our National Pen business, as well as increased preproduction startup costs that were recognized as part of a new U.S. manufacturing facility that resulted in cost of revenue of $1.1 million and $1.6 million for the three and nine months ended March 31, 2025, respectively. For the nine months ended March 31, 2025, the cost increase was also impacted by the nonrecurrence of a favorable tax ruling of $3.0 million that benefited the prior-year period.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Technology and development expense	$83,112	$83,790	(1)%	$247,851	$238,081	4%
% of revenue	10.5%	10.7%		9.8%	9.7%
Marketing and selling expense	$193,316	$191,591	1%	$621,024	$595,622	4%
% of revenue	24.5%	24.5%		24.5%	24.2%
General and administrative expense	$50,549	$54,254	(7)%	$159,417	$151,388	5%
% of revenue	6.4%	7.0%		6.3%	6.2%
Amortization of acquired intangible assets	$4,524	$6,919	(35)%	$14,795	$25,986	(43)%
% of revenue	0.6%	0.9%		0.6%	1.1%
Restructuring expense	$466	$128	264%	$728	$277	163%
% of revenue	0.1%	0.0%		0.0%	0.0%
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
Technology and development expense decreased by $0.7 million for the three months ended March 31, 2025, as compared to the prior-year period, driven by $2.0 million of reduced expense from fluctuations in currency exchange rates and $1.3 million of lower share-based compensation costs, due to expense volatility from changes in the estimated attainment of the related performance condition of our 2025 PSU grants. These decreases were partially offset by higher third-party technology costs and increases in amortization expense of capitalized software, due to a higher capitalized asset base driven by continued investment in technology capabilities across many of our businesses.
Technology and development expense increased by $9.8 million for the nine months ended March 31, 2025, as compared to the prior-year period, in part driven by $3.0 million of higher third-party technology costs driven partly by our businesses' further adoption of certain products offered through our mass customization platform, as well as increased business volumes, which has collectively increased consumption of those services. Amortization of capitalized software also increased $2.7 million as compared to the prior-year period, due to an increase in the capitalized asset base driven by continued investment in technology capabilities across many of our businesses. These items were offset in part by $1.1 million of lower share-based compensation costs, due to expense volatility from changes in the estimated attainment of the related performance condition of our 2025 PSU grants.
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
For the three and nine months ended March 31, 2025, marketing and selling expenses increased by $1.7 million and $25.4 million, respectively, partly due to higher advertising spend of $1.2 million and $15.7 million, respectively, as compared to the prior-year periods, largely driven by volume-driven increases to advertising spend, as well as targeted advertising investments. Additionally, for the nine-month period, advertising was higher due to increases in mid- and upper-funnel spend in our Vista business, and the higher cost of performance advertising in the U.S. market during the second quarter of the current fiscal year. Cash compensation costs also increased by

$3.3 million and $12.5 million, respectively, driven by our annual merit cycle, as well as hiring in our Vista business. These were offset in part by $1.0 million and $2.1 million, respectively, of lower share-based compensation costs, due to expense volatility from changes in the estimated attainment of the related performance condition of our 2025 PSU grants.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
General and administrative expenses decreased by $3.7 million during the three months ended March 31, 2025 as compared to the prior-year period, driven by $3.3 million of lower share-based compensation costs, due to expense volatility from changes in the estimated attainment of the related performance condition of our 2025 PSU grants.
General and administrative expenses increased by $8.0 million during the nine months ended March 31, 2025 as compared to the prior-year period, driven by $5.1 million of higher long-term incentive cash compensation, due to prior-year reductions in estimated payouts for certain businesses, as well as higher cash compensation costs that were impacted by our annual merit cycle, and a $2.9 million charge recognized in the second quarter of the current fiscal year for a land duty tax in Australia related to our 2019 redomiciliation to Ireland that we are appealing. These increases were offset in part by $2.5 million of lower share-based compensation costs, due to expense volatility from changes in the estimated attainment of the related performance condition of our 2025 PSU grants.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
(Losses) gains on derivatives not designated as hedging instruments	$(14,640)	$9,071	$(1,577)	$3,715
Currency-related gains (losses), net	5,131	(12,434)	11,691	(2,071)
Other gains (losses)	68	(288)	631	733
Total other (expense) income, net	$(9,441)	$(3,651)	$10,745	$2,377
The changes in other (expense) income, net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
Interest expense, net decreased $3.2 million and $2.4 million during the three and nine months ended March 31, 2025, respectively, primarily due to a year-over-year decrease to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B arising in part from our repricing actions in May 2024 and December 2024 that reduced the credit spread on our outstanding debt.
Gain (loss) on extinguishment of debt
During the nine months ended March 31, 2025, we recognized $0.5 million of losses on the extinguishment of debt primarily due to the net write-off of unamortized debt discount and financing fees associated with the refinancing of our Term Loan B. Refer to Note 8 in our accompanying consolidated financial statements for additional details.
Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Income tax expense	$12,144	$10,610	$42,290	$35,527
Effective tax rate	294.5%	195.4%	50.6%	37.3%
Income tax expense for the three and nine months ended March 31, 2025 increased versus the prior comparative periods due to an increased full-year forecasted effective tax rate, excluding loss entities with no tax benefit. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for the three and nine months ended March 31, 2025 and 2024, in accordance with GAAP.

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

Vista

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$430,651	$418,079	3%	$1,357,822	$1,300,374	4%
Segment EBITDA	78,100	76,834	2%	247,370	263,282	(6)%
% of revenue	18%	18%		18%	20%
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
Vista's reported revenue growth for the three and nine months ended March 31, 2025 was negatively affected by currency exchange fluctuations for both periods by 1%, resulting in constant-currency revenue growth of 4% and 5%, respectively. Revenue growth for the three and nine months ended March 31, 2025 was stronger in Europe. In addition, growth was stronger across most major markets, for product categories like promotional products, apparel, signage and packaging and labels. Revenue growth was dampened by a decline in the business cards and stationery product category in the U.S. in both periods presented, including negative impact from algorithm changes in the organic search channel that we've continued to optimize against.
Segment Profitability
For the three months ended March 31, 2025, segment EBITDA increased by $1.3 million, driven by $1.6 million of gross profit growth due to the growth of higher-value orders particularly in the PPAG, signage, and packaging and labels categories, which was partially offset by the decline in business cards and stationary.
For the nine months ended March 31, 2025, segment EBITDA decreased by $15.9 million, primarily due to modest gross profit growth, driven by similar dynamics that are described above, which was more than offset by $14.7 million of higher advertising spend, as well as higher operating expenses as compared to the prior year. The increase in advertising spend was primarily driven by the timing of mid- and upper-funnel advertising spend during the first half of the fiscal year in North America. In addition, the segment EBITDA decline was also influenced by the non-recurrence of items that benefited the prior-year period of $6.4 million.
PrintBrothers

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$155,981	$150,677	4%	$490,904	$468,801	5%
Segment EBITDA	17,729	17,225	3%	61,218	66,237	(8)%
% of revenue	11%	11%		12%	14%
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
PrintBrothers' reported revenue growth for the three and nine months ended March 31, 2025 was negatively affected by currency of 3% and 1%, respectively, resulting in constant currency revenue growth of 7% and 6%, respectively. Constant-currency revenue growth was driven primarily by order volume growth, as well as volumes related to the German elections which benefited a portion of the current-year periods. Order volume growth continues to be offset in part by customers purchasing lower quantities in certain product categories.
Segment Profitability
For the three months ended March 31, 2025, PrintBrothers' segment EBITDA increased by $0.5 million, due to gross profit growth that was driven by revenue growth described above, partially offset by increased advertising spend and operating expenses. Currency exchange fluctuations had a negative year-over-year impact of $0.5 million for the three months ended March 31, 2025.

PrintBrothers' segment EBITDA for the nine months ended March 31, 2025 decreased $5.0 million, partially due to an increase in advertising spend of $4.4 million, driven by one of the segment's businesses testing into new digital marketing channels, as well as higher operating expenses that were offset in part by gross profit growth that was driven by the revenue growth described above. Currency exchange fluctuations had a negative year-over-year impact of $0.2 million for the nine months ended March 31, 2025.
The Print Group

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$89,348	$87,093	3%	$272,048	$258,665	5%
Segment EBITDA	15,128	17,233	(12)%	51,556	47,049	10%
% of revenue	17%	20%		19%	18%
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
The Print Group's reported revenue growth was negatively affected by currency exchange rate fluctuations of 3% and 1%, respectively, resulting in constant-currency revenue growth for the three and nine months ended March 31, 2025 of 6% for both periods presented, and was driven by increased fulfillment for other Cimpress businesses.
Segment Profitability
The decrease in The Print Group's segment EBITDA during the three months ended March 31, 2025 as compared to the prior-year period was largely driven $1.8 million of startup costs related to Pixartprinting's new U.S. facility, as well as higher variable long-term incentive compensation expense of $1.4 million due to variability in estimated payouts. Currency exchange fluctuations had a negative year-over-year impact of $0.5 million for the three months ended March 31, 2025.
The increase in The Print Group's segment EBITDA during the nine months ended March 31, 2025 as compared to the prior-year period was largely driven by revenue growth described above and gross margin expansion due to reductions in key input costs such as raw materials. The gross profit growth for the nine months ended March 31, 2025 was partially offset by $2.8 million of startup costs related to Pixartprinting's new U.S. facility.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$88,299	$88,579	0%	$313,126	$305,471	3%
Segment EBITDA	3,835	4,214	(9)%	22,376	20,841	7%
% of revenue	4%	5%		7%	7%
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
For the three and nine months ended March 31, 2025, National Pen's constant-currency revenue growth was 1% and 3% as compared to the prior-year periods, respectively. National Pen revenue growth was driven by growth in e-commerce and cross-Cimpress fulfillment for other Cimpress businesses. These growing channels were offset by revenue declines in mail order where National Pen continued to optimize for efficiency of direct mail advertising.

Segment Profitability
The decrease in National Pen's segment EBITDA for the three months ended March 31, 2025 was driven by a reduction in gross profit, due to gross margin compression driven by unfavorable product mix shift and increased freight costs versus the prior-year period. This was offset in part by $0.9 million of lower advertising spend intended to drive efficiency across channels.
The increase in National Pen's segment EBITDA for the nine months ended March 31, 2025 was driven by the revenue growth described above, and $2.5 million of lower advertising spend intended to drive efficiency across channels. Currency exchange fluctuations had a positive year-over-year impact of $1.3 million for the nine months ended March 31, 2025.
All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$51,101	$48,455	5%	$168,577	$159,642	6%
Segment EBITDA	5,132	3,259	57%	15,534	16,648	(7)%
% of revenue	10%	7%		9%	10%
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.
Segment Revenue
All Other Businesses' revenue growth was negatively impacted 3% and 1% by currency exchange rate fluctuations, resulting in constant-currency revenue growth of 8% and 7% during the three and nine months ended March 31, 2025, respectively. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses, which was partially offset by lower revenue for home decor products. Our smaller Printi business delivered constant-currency revenue growth versus the prior-year periods.
Segment Profitability
For the three months ended March 31, 2025, segment EBITDA increased $1.9 million versus the prior-year period, largely driven by the revenue growth described above, and lower long-term incentive compensation expense of $0.9 million due to lower estimated payouts. Currency exchange fluctuations had a positive year-over-year impact of $0.2 million for the three months ended March 31, 2025.
For the nine months ended March 31, 2025, segment EBITDA decreased $1.1 million versus the prior-year period, largely driven by higher long-term incentive compensation expense of $2.9 million due to a prior-year reversal of expense driven by changes in estimated payouts that did not recur during the current-year period. In addition, gross profits declined year over year during the seasonally significant second quarter for our BuildASign business, driven by lower revenue in home decor products, as well as gross margin compression driven in part by temporary production inefficiencies related to new capabilities. Currency exchange fluctuations had a positive year-over-year impact of $0.4 million for the nine months ended March 31, 2025.
Central and Corporate Costs
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our tax, treasury, internal audit, legal, sustainability, corporate communications, remote-first enablement, consolidated reporting and compliance, investor relations, and the functions of our CEO and CFO. These costs also include certain unallocated share-based compensation costs.
During the three months ended March 31, 2025, central and corporate costs decreased by $4.6 million as compared to the prior-year period, driven by lower share-based compensation expense of $6.1 million, due to lower attainment estimates associated with performance share units granted during the current fiscal year. This cost decrease was partially offset by higher cash compensation costs, mainly in our central technology organization, as a result of hiring and our annual merit cycle.
During the nine months ended March 31, 2025, central and corporate costs increased by $1.8 million as compared to the prior-year period, due in part to a $2.9 million charge recognized in the second quarter for a land duty tax in Australia related to our 2019 redomiciliation to Ireland that we are appealing. In addition, cash compensation costs in our central functions increased, as a result of both hiring in our central technology organization and our annual merit cycle. We also recognized higher third-party technology costs, as a result of continued adoption and usage of mass customization platform products that are developed by our central technology teams. These increases were partially offset by lower unallocated share-based compensation expense year over year of $7.9 million due to lower attainment estimates associated with performance share units granted during the current fiscal year.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$190,598	$225,627
Net cash used in investing activities	(104,165)	(44,709)
Net cash used in financing activities	(107,413)	(157,506)
The cash flows during the nine months ended March 31, 2025 related primarily to the following items:
Cash inflows:
•Net income of $41.2 million
•Adjustments for non-cash items of $154.0 million primarily related to adjustments for depreciation and amortization of $105.1 million, share-based compensation costs of $42.7 million, and deferred taxes of $5.8 million, partially offset by unrealized currency-related gains of $7.0 million
•Proceeds from the settlement of derivatives designated as hedging instruments of $5.4 million
•Proceeds from the maturity of held-to-maturity securities of $4.5 million
•Proceeds from the sale of assets of $2.4 million
•Proceeds from the exercise of options of $1.4 million
Cash outflows:
•Capital expenditures of $68.2 million, of which the majority is related to the purchase of manufacturing and automation equipment for our production facilities
•Purchases of our ordinary shares for $56.9 million
•Internal and external costs of $47.6 million for software and website development that we have capitalized
•Net repayments of debt of $21.2 million, including the impact of the refinancing of our 2026 Notes and amendment to our Senior Secured Credit Facility, as well as financing fees paid. Refer to Note 8 in the accompanying consolidated financial statements for additional details.
•Payment of withholding taxes in connection with share awards of $19.9 million, primarily driven by the vesting of restricted and performance share unit grants
•Payments for finance lease arrangements of $5.9 million

•Net working capital outflows of $4.6 million, primarily due to increases in inventory levels, driven in part by product mix shifts and raw material cost increases
•Purchase of noncontrolling interests of $4.1 million
Additional Liquidity and Capital Resources Information. At March 31, 2025, we had $183.0 million of cash and cash equivalents and $1,607.7 million of debt, excluding debt issuance costs and debt premiums and discounts. During the nine months ended March 31, 2025, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the nine months ended March 31, 2025, we purchased and retired 714,667 of our ordinary shares for $56.9 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
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
Indefinitely Reinvested Earnings. As of March 31, 2025, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $91.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at March 31, 2025 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$91,937	$22,708	$32,907	$19,855	$16,467
Purchase commitments	374,711	124,715	125,230	117,674	7,092
Senior secured credit facility and interest payments (2)	1,286,313	79,587	153,098	1,053,628	—
2032 Notes and interest payments	815,392	38,719	77,438	77,438	621,797
Other debt	7,208	3,275	3,888	45	—
Finance leases, net of subleases (1)	37,616	8,542	11,244	6,597	11,233
Total (3)	$2,613,177	$277,546	$403,805	$1,275,237	$656,589
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of March 31, 2025 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.2 million as of March 31, 2025 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for additional information on uncertain tax positions.

Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $2.7 million in the aggregate outstanding as of March 31, 2025.
Purchase Commitments. At March 31, 2025, we had unrecorded commitments under contract of $374.7 million. Purchase commitments consisted of third-party cloud services of $247.6 million; third-party fulfillment and digital services of $76.1 million; software of $35.7 million; insurance costs of $5.8 million; professional and consulting fees of $3.7 million; production and computer equipment purchases of $3.0 million; production-related temporary labor of $1.7 million; and other commitments of $1.0 million.
Senior Secured Credit Facility and Interest Payments. On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 and reduced the minimum credit spread on borrowing and the minimum commitment fee on unused balances, depending on our First Lien Leverage Ratio. Our $250.0 million senior secured revolving credit facility has $237.5 million unused as of March 31, 2025. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on September 26, 2029. Interest payable included in the above table is based on the interest rate as of March 31, 2025 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. As of March 31, 2025, we have borrowings under our Restated Credit Agreement of $1,075.5 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028.
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
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of March 31, 2025, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 8 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2025, we had $7.2 million outstanding for those obligations that have repayments due on various dates through September 2027.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2025 is $29.3 million, net of accumulated depreciation of $32.4 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2025 amounts to $32.8 million.
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

Adjusted EBITDA is defined as net (loss) income plus income tax expense plus (gain) loss on early extinguishment of debt plus interest expense, net plus other expense (income), net plus depreciation and amortization plus share-based compensation expense plus earn-out related charges plus certain impairments plus restructuring related charges less the gain or loss on purchase or sale of subsidiaries as well as the disposal of assets. In addition, adjusted EBITDA includes the impact of certain items that are recognized in other income, net which includes realized gains or losses on currency derivatives that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting, as well as proceeds from insurance recoveries.
Adjusted EBITDA is the primary profitability metric by which we measure our consolidated financial performance and is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, for acquisitions, we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP net income.
Adjusted free cash flow is the primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress-wide. Adjusted free cash flow is defined as net cash provided by (used in) operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs that are included in net cash used in investing activities, plus the proceeds from sale of assets, payment of contingent consideration in excess of acquisition-date fair value, and gains on proceeds from insurance that are not included in net cash provided by operating activities, if any. We use this cash flow metric because we believe that this methodology can provide useful supplemental information to help investors better understand our ability to generate cash flow after considering certain investments required to maintain or grow our business, as well as eliminate the impact of certain cash flow items presented as operating cash flows that we do not believe reflect the cash flow generated by the underlying business.
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
The table below sets forth net (loss) income and adjusted EBITDA for the three and nine months ended March 31, 2025 and 2024:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net (loss) income	$(8,020)	$(5,181)	$41,211	$59,642
Exclude expense (benefit) impact of:
Income tax expense	12,144	10,610	42,290	35,527
(Gain) loss on early extinguishment of debt	(19)	—	498	(1,721)
Interest expense, net	26,995	30,158	87,575	89,946
Other expense (income), net	9,441	3,651	(10,745)	(2,377)
Depreciation and amortization	34,300	37,072	105,057	116,103
Share-based compensation expense	12,684	18,397	42,690	48,499
Certain impairments and other adjustments	2,369	(328)	2,938	786
Restructuring-related charges	466	128	728	277
Include certain items that are a part of other income, net:
Realized gains (losses) on currency derivatives (1)	340	(349)	(1,517)	2,646
Adjusted EBITDA	$90,700	$94,158	$310,725	$349,328
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the nine months ended March 31, 2025 and 2024:

In thousands	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$190,598	$225,627
Purchases of property, plant and equipment	(68,211)	(44,425)
Capitalization of software and website development costs	(47,591)	(43,379)
Proceeds from the sale of assets	2,357	6,419
Adjusted free cash flow	$77,153	$144,242
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of March 31, 2025, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2025, we had $1,075.5 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2025, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of March 31, 2025, would result in a $8.4 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) used to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $14.9 million on our income before income taxes for the three and nine months ended March 31, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.       Risk Factors
We are updating the following risk factors disclosed in our Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”), as previously updated in our Form 10-Q for the quarter ended December 31, 2024. You should carefully consider the risks set forth in our Form 10-K and the following risks, together with all the other information in this report, including our consolidated financial statements and notes thereto. If any of the risks materialize in the future, our operating results, financial condition and liquidity could be materially and adversely affected.
We manage our business for long-term results, and our quarterly and annual financial results often fluctuate, which has led, and may continue to lead, to volatility in our share price.

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that have caused, and/or could cause, our operating results to fluctuate from quarter to quarter or year to year include among others:
•investments in our business in the current period intended to generate longer-term returns, where costs in the near term are not offset by revenue or cost savings until future periods, if at all
•costs to produce and deliver our products and provide our services
•our ability to attract and retain customers and generate purchases
•shifts in revenue mix toward less profitable products and brands
•supply chain challenges
•our pricing and marketing strategies and those of our competitors
•variations in the demand for our products and services, including potential declines from pricing changes and/or surcharges related to tariffs or other trade policies of the U.S. or other countries
•currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities
•changes in U.S. and other countries' trade policies, including the types, amounts, and durations of any tariffs imposed on our products or our supply chain materials
•our hedging activity
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
•impairments of our tangible and intangible assets including goodwill
•the results of our minority investments and joint ventures
Some of our expenses, such as building leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed. As a result, we sometimes have been, and may in the future be, unable or unwilling to adjust operating expenses to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period. Our operating results have, at times, fallen below the expectations of public market analysts and investors, which has led to declines in the price of our ordinary shares in the past and may do so again in the future.

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

We are a global company with production facilities, offices, employees, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and complexity including, among others:
•difficulty managing operations in, and communications among, multiple businesses, locations, and time zones
•challenges of ensuring speed, nimbleness, and entrepreneurialism in a large and complex organization
•difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, tariffs, and other costs
•our failure to maintain sufficient financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company
•the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business or impact the willingness of third parties to conduct business with us, protectionist laws that favor local businesses, and restrictions imposed by local labor laws
•the challenge of maintaining management's focus on our strategic and operational priorities and minimizing lower priority distractions
•disruptions caused by political and social instability and war that have occurred or may occur in some countries
•exposure to corrupt business practices that may be common in some countries or in some sales channels and markets, such as bribery or the willful infringement of intellectual property rights
•difficulty repatriating cash from some countries

•changes in governmental trade policies, particularly across North America, China and Europe, difficulty importing and exporting our products and supply chain materials across country borders and difficulty complying with customs regulations in the many countries where we produce and/or sell products
•increasing prices, disruptions or cessation of important components of our international supply chain
•failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property
In addition, we are exposed to fluctuations in currency exchange rates that have impacted, and may continue to impact, items such as the translation of our revenue and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents and other assets and liabilities denominated in currencies other than the U.S. dollar, our reporting currency. The hedging activities we engage in sometimes have not mitigated, and may in the future not mitigate, the net impact of currency exchange rate fluctuations, and our financial results sometimes have differed, and may in the future differ, materially from expectations as a result of such fluctuations.

The trade and tariff situation has been changing frequently, remains in flux and is highly unpredictable. The U.S. presidential administration has announced and/or implemented new and/or increased tariffs on goods imported into the United States, which has generated various trade and tariff-related responses from other countries. Certain of the recent tariffs were imposed pursuant to the International Emergency Economic Powers Act (50 U.S.C. § 1701 et seq.) (IEEPA), and 50 U.S.C. § 1702(b)(3) explicitly precludes the President from regulating the importation of "informational materials" under IEEPA. Any change to the statutory basis upon which the U.S. presidential administration relies for imposing tariffs could materially and adversely impact our financial results if we are unable to rely upon the "informational materials" exclusion for most of our U.S. imported printed products and such products were not otherwise exempt from tariffs under the United States-Mexico-Canada Agreement. Trade-related changes could also adversely affect the availability of the de minimis exemption from import taxes and duties codified in 19 U.S.C. § 1321(a)(2)(C), which currently benefits our business. We own manufacturing facilities throughout the world, including one in Ontario, Canada that primarily services our Vista business, and others in Mexico, the United States, Australia, Brazil and throughout Europe. If the United States imposes and enforces significant tariffs applicable to imports from Canada, Mexico, China or any of the other countries in which we manufacture our products and/or source materials for any meaningful period, we would incur increased costs in operating our business and our financial results would likely be materially and adversely impacted. In addition, if other countries impose and enforce increased or additional tariffs for any meaningful period, our business would likely be adversely affected. In addition to changes in U.S. trade policy, other changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. At this time we cannot predict the impact, if any, of any of these potential changes to our business. Until we know what policy changes are made and enforced and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Supply chain disruptions have impaired, and may in the future impair, our ability to source raw materials.
A number of factors have impacted in the past, and could impact in the future, the availability of materials we use in our business, including rising costs and other inflationary pressures, changes in trade policies such as new or increased tariffs on materials we use in our business, rationing measures, labor shortages, civil unrest and war, and climate change. Our inability to source sufficient materials for our business in a timely manner, or at all, would significantly impair our ability to fulfill customer orders and sell our products, which would reduce our revenue and harm our financial results.

Changes in tax laws, regulations and treaties have affected, and may in the future affect, our effective tax rate and our results of operations.
Changes in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance, or otherwise adversely affecting our financial condition, results of operations, and cash flows. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. Furthermore, with the change in the U.S. presidential administration and composition of the U.S. Congress, the administration may make changes to U.S. tax law, regulations, treaties and policies. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. In addition, the application of sales, value added, or other consumption taxes to e-commerce businesses, such as Cimpress, is a complex and evolving issue. When and if a government entity claims that we should have been collecting such taxes on the sale of our products in a jurisdiction where we have not been doing so, we have incurred, and may in the future incur, substantial tax liabilities for past sales.

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

The following table outlines the repurchase of our ordinary shares during the three months ended March 31, 2025 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2025 through January 31, 2025	57,474	$68.66	57,474	$136.1
February 1, 2025 through February 28, 2025	—	—	—	136.1
March 1, 2025 through March 31, 2025	—	—	—	136.1
Total	57,474	$68.66	57,474	$136.1
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 1, 2025                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)