Form 10-K
period 2025-06-30
CIMPRESS plc
filed 2025-08-08
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.35 billion on December 31, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the Nasdaq Global Select Market.
As of August 4, 2025, there were 24,481,085 Cimpress plc ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2025. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS PLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2025

PART I
Item 1. Business
Overview & Strategy
Cimpress is a strategically focused collection of businesses that specialize in print mass customization, through which we deliver large volumes of individually small-sized customized orders of printed materials and promotional products. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy that seeks to produce goods and services to meet individual customer needs with near mass production efficiency. We discuss mass customization in more detail further below.
We have grown substantially over our history, from $0 in 1995 to $0.2 billion of revenue in fiscal year 2006, the year when we became a publicly traded company, then to $3.4 billion of revenue in fiscal year 2025. As we have grown we have achieved important benefits of scale. Our strategy is to invest in and build customer-focused, entrepreneurial print mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
We believe this decentralized structure is beneficial in many ways as it enables our businesses to be more customer focused, to make better decisions faster, to manage a holistic cross-functional value chain required to serve customers well, to be more agile, to be held more accountable for driving investment returns, and to better understand where we are successful and where we are not. This structure delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses. We believe this approach has provided great value, enabling our businesses to respond quickly to changes in customer needs and adapt to changing market conditions, while also providing our leaders an environment to share best practices and insights across the group.
The select few shared strategic capabilities into which we invest include our (1) mass customization platform ("MCP"), (2) talent infrastructure in India, (3) central procurement of large-scale capital equipment, shipping services, major categories of our raw materials and other categories of spend, and (4) peer-to-peer knowledge sharing among our businesses. We encourage each of our businesses to leverage these capabilities, but each business is free to choose the extent to which they use these services. This optionality creates healthy pressure on the central teams who provide such services to deliver compelling value to our businesses.
The combination of decentralization for most aspects of how we run Cimpress with a select few shared strategic capabilities in which we invest centrally is intended to engender customer-centric, entrepreneurial and owner mindsets across a wide set of geographies, products and customer types while also enabling significant synergies and knowledge-sharing across Cimpress.
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
Our Uppermost Financial Objective

Our uppermost financial objective is to maximize our intrinsic value per share (“IVPS”). We define IVPS as
(a) the unlevered free cash flow per diluted share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per diluted share. We define unlevered free cash flow as adjusted free cash flow plus cash interest expense related to borrowing.

We endeavor to make all financial decisions in service of this priority. As such, we often make decisions that could be considered non-optimal were they to be evaluated based on other criteria such as (but not limited to) near- and mid-term revenue, operating income, net income, EPS, adjusted EBITDA, and cash flow.

IVPS is inherently long term in nature. Thus an explicit outcome of this is that we accept fluctuations in our financial metrics as we make investments that we believe will deliver attractive long-term returns on investment.

Mass Customization

Mass customization is a business model that allows companies to deliver major improvements to customer value across a wide variety of customized product categories. Companies that excel at mass customization can automatically direct high volumes of orders into smaller streams of homogeneous orders that are then sent to specialized production lines. If done with structured data flows and the digitization of the configuration and manufacturing processes, setup costs become very small, and small volume orders become economically feasible.

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

There are three ingredients to mass customization applied to print applications: (1) web-to-print or e-commerce stores that offer a wide variety of customizable products, a replacement of more expensive and harder-to-scale physical stores with limited geographic reach; (2) software-driven order aggregation, which enables significantly reduced costs on low-volume orders; and (3) democratized design that combines intuitive design software, AI-assisted design capabilities and human designers that are typically located in low-cost locations to deliver high-quality, lower-cost, highly scalable alternatives to traditional graphic design services.

We believe that the business cards sold by our Vista business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on Vista to design and procure aesthetically pleasing, high-quality, quickly delivered, and low-priced business cards. The Vista production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with consistent quality and delivery reliability. Customers have extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, or different paper thicknesses. Achieving this type of product variety while also being very cost efficient took us almost two decades and requires massive volume, significant engineering investments, and significant capital. This is a mature but strongly profitable product for us and no longer requires significant capital to maintain our leadership position. Our businesses have a history of launching new products that have expanded our revenue and profit opportunity as we have scaled them, as we did in our more mature product categories. The capabilities and customer trust we initially built via more mature products like business cards have proven to be extensible to newer product categories and we have been investing for more than a decade to serve customer needs in these newer growth categories. While these newer products currently have a lower gross margin than many of our mature products, they also typically attract customers with higher lifetime value. Each product is well along the spectrum of mass customization relative to traditional suppliers, with more production optimization opportunity ahead.
Market and Industry Background
Print's Mass Customization Opportunity
Mass customization of print and promotional products is not a market itself, but rather a business model that can be applied across global geographic markets, to customers from varying businesses (micro, small, medium, and large), graphic designers, resellers, printers, teams, associations, groups, consumers, and families, to which we offer products such as the following:

Large Traditional Print and Promotional Products Markets Undergoing Disruptive Innovation
The products and customer applications listed above constitute a large market opportunity that is highly fragmented. We believe that the vast majority of the print-related markets to which mass customization could apply are still served by traditional business models that force customers either to produce in large quantities per order or to pay a high price per unit.
We believe that these large and fragmented markets are moving away from small traditional suppliers that employ job-shop business models to fulfill a relatively small number of customer orders and toward businesses such as those owned by Cimpress that aggregate a relatively large number of orders and fulfill them via a focused supply chain and production capabilities at relatively high volumes, thereby achieving the benefits of mass customization. We believe we are relatively early in the process of what will be a multi-decade shift from job-shop business models to mass customization, as innovation continues to bring new product categories into this model.
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
We believe this opportunity to deliver substantially better customer value and, therefore, disrupt large traditional industries can translate into tremendous future opportunity for Cimpress. Earlier in our history, we focused primarily on a narrow set of customers (highly price-sensitive and discount-driven micro businesses and consumers) with a limited offering of relatively simple-to-produce products. Through acquisitions and via significant investments in our Vista business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and gained a capability to serve a vast range of customer types with ever-more-complex product formats (what we call "elevated products"). This has been a key part of our growth over the last two decades, and we expect to continue to focus on capturing growth via innovation and new product introduction in the coming decades.
Print and Promotional Products Market Opportunity
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

•Promotional products, apparel, and gifts including decorated apparel, bags, and textiles, and hard goods such as pens and drinkware. The end users of short-and-medium runs of these products range from businesses to teams, associations and groups, as well as individual consumers. This opportunity is estimated to be more than $25 billion per year.

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
Design Market Opportunity

Vista was an early pioneer of the concept of web-based do-it-yourself design as a fundamental part of its original customer value proposition for designs for relatively simple 2D product formats. We believe that there is an ongoing revolution in graphic design for small business marketing, one in which a combination of technology tools, artificial intelligence and machine learning, and convenient access via two-sided marketplace platforms to professional freelance design talent (including from low-cost countries) will continue a multi-decade democratization of design that has been central to print mass customization, and is likely to continue to be a key enabler to bringing elevated products and marketing channels into the mass customization paradigm (for example, packaging, large format signage, and catalogs). Across Cimpress our businesses are improving their customer design experiences. They very often build these business-level experiences on top of design capabilities that our MCP provides as software services, and individual businesses also develop design enablement capabilities that are specific to their customer and product needs. We are advancing design capabilities via user experience improvements, workflow automation and a large pool of talented in-house and freelance designers and graphic professionals who are located in low-cost labor markets. We have begun to adopt machine learning and generative AI capabilities for design and personalization to facilitate content creation and matching across a wide variety of products, personalized merchandising and more, showing promising uplift in key customer metrics and financial outcomes. Our businesses use data insights to drive efficiency gains and resource prioritization.

Vista has continued to invest in its design capabilities, both organically and through acquisition, to be a leader in this market shift. For example, Vista previously acquired a network of 150,000 freelance designers who work with customer-specific design projects and a business with more than 100,000 freelance contributors of photos, videos, music, and other content. Vista is building a design system that combines graphic templates created by thousands of freelancers with algorithmically generated variations of customers' adaptation of those templates across many different print and digital products.

Our research has found that small businesses in the markets we serve that purchase design services represent the majority of the addressable market for print and digital marketing materials. We believe that a broader complement of design services should enable Vista to retain customers longer as their needs evolve, as well as both attract new customers and serve existing customers with elevated products, and therefore access more of our total addressable market.

Digital Market Opportunity

Over time, small businesses have complemented the physical products they use to market their businesses with digital marketing channels like websites and social media marketing. Though the digital marketing channels themselves are not areas where we believe we should allocate significant capital to develop our own offerings, design is a common component to both physical and digital marketing for small businesses, and our small business customers look for ideas and advice when it comes to ensuring cohesive brand expression and successful campaigns across these channels. Our Vista business has an offering for do-it-yourself social media design that, combined with partnership opportunities with leading digital presence businesses like Wix, has extended our total addressable market into an adjacency where we believe we have an opportunity to deliver integrated marketing solutions to small business customers using a best-in-class partnership approach. The total market for digital marketing applications is massive, as the amount that businesses spend annually on digital marketing solutions is roughly the same amount as is spent on design services and print products. However, our ambition here is focused on enhancing the customer experience of millions of Vista customers. We believe investing in digital design capabilities and offering digital solutions via partnership will enable Vista to capture a portion of this opportunity by attracting new customers and increasing the lifetime value and retention of existing customers.
Our Businesses
Cimpress businesses include our organically developed Vista business, plus businesses that we have either fully acquired or in which we have a majority equity stake. Prior to their acquisitions, most of our acquired companies pursued business models that already applied the principles of mass customization to print and promotional products. Each provided a standardized set of products that could be configured and customized by customers, ordered in relatively low volumes, and produced via relatively standardized, homogeneous production processes, at prices lower than those charged by traditional producers.
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
Our businesses operate production facilities throughout the geographies listed above, with approximately 3 million square feet of production space in the aggregate across our owned and operated facilities. We also work extensively with hundreds of external fulfillers across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production, and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to reduce inventory and working capital and improve delivery speeds to customers relative to traditional suppliers. In certain of our company-operated manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
We believe that the potential for scale-based advantages is not limited to focused, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous “long tail” of diverse and uncommon orders in order to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest-volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long-tail product in question; thus, our relative efficiency gains remain substantial. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting, and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus Vista where product assortment is dramatically smaller on a relative basis. In addition to our own production of long-tail products, we rely on third-party fulfillment partnerships for a portion of our production, which allow us to offer a diverse set of products. This deep and broad product offering is important to many customers.
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
Our Vista business helps about 11 million small businesses annually to create attractive, professional-quality marketing and branding products at affordable prices and low volumes. With Vista, small businesses are able to create and customize their marketing with easy-to-use digital tools and design templates, or by receiving expert graphic design support.

Several signature services including "VistaPrint", "VistaCreate", "99designs by Vista", "Vista Corporate Solutions," and "Vista x Wix" operate within the "Vista" brand architecture. This broadens our customers' understanding of our value proposition to allow us to serve a larger set of their needs across a wide range of products and solutions that include design, social media, and web presence as well as print and promotional products.
VistaPrint represents the vast majority of the revenue in this segment where, during fiscal year 2025, average order value (AOV) was more than $90 and customers spent, on average, a bit more than $150 for the year; gross margins were about 55% and advertising spend as a percent of revenue was about 15%. Vista has had strong free cash flow conversion as its e-commerce model typically leads to collections from customers prior to the production and shipment of customer orders and mass customization allows for relatively low levels of inventory relative to revenue.
Upload & Print:
Our Upload & Print businesses are organized in two reportable segments: PrintBrothers and The Print Group, both of which focus on serving graphic professionals such as local printers, print resellers, graphic artists, advertising agencies, and other customers with professional desktop publishing skill sets. Average order values and annual spend per customer vary by business, with AOVs, on average, of about €100 - €175 and annual spend per customer of about €300 - €900 in fiscal year 2025. Gross margins vary by business but averaged about 32% in fiscal year 2025 due to wholesale-like pricing and the wide variety of products produced both in owned facilities as well as via third-party fulfillers. Advertising spend as a percent of external revenue was about 5% in fiscal year 2025, although it also varies by business.
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

National Pen serves more than a million small businesses annually across geographies including North America, Europe, and Australia. The pens.com branded business sells through their ecommerce site and is supported by digital marketing methods as well as direct mail and telesales. National Pen focuses on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses. During fiscal year 2025, National Pen’s average order value was about $300 - $350, and annual spend per customer was about $470. Gross margins were about 51% in fiscal year 2025 with highly seasonal profits driven in the December quarter. Advertising spend as a percent of revenue (excluding inter-segment revenue) was about 20% in fiscal year 2025. Significant inventory and customer invoicing requirements in this business drive different working capital needs compared to our other businesses.
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
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges depending on their specific needs. Over the past few years, most of our businesses have modernized and modularized their business-specific technology to enable them to launch new products faster, provide a better customer experience, more easily connect to our MCP technologies, and leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as content management, multivariate testing tools, and data warehousing, which are areas that specialized best-in-class technologies are better than the proprietary technologies they have replaced. This allows our engineering and development talent to focus on artwork technologies, product information management, and marketplace technologies from which we derive competitive advantage.
In our central Cimpress Technology team and in an increasing number of our businesses, we have adopted an agile, micro-services-based approach to technology development that enables multiple businesses or use cases to leverage this API technology regardless of where it was originally developed. We believe this development approach can help our businesses serve customers and scale operations more rapidly than could have been done as an individual business outside Cimpress.
Information Privacy and Security

    Each Cimpress business is responsible for working to ensure that customer, company, and team member information is secure and handled in ways that are compliant with relevant laws and regulations. Because there are many aspects of this topic that apply to all of our businesses, Cimpress also has a central security team that defines security policies, deploys security controls, provides services, and embeds security into the development processes of our businesses. This team works in partnership with each of our businesses and the corporate center to measure security maturity and risk, and provides managed security services in a way that allows each business to address their unique challenges, lower their costs, and become more efficient in using their resources.
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

Today’s market has evolved to be more competitive. This evolution, which has been ongoing for over 20 years, has led to major benefits for customers in terms of lower prices, faster lead times, and easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products like business cards, post cards and flyers, and consumer products like holiday cards. As the model has become better understood and more prevalent, and online advertising approaches more common, the competition has become more intense. We continue to derive significant profits from these small format products. Additionally, there are other product areas that have only more recently begun to benefit from mass customization, such as books, catalogs, magazines, textiles, and packaging, as well as promotional products, apparel and gifts (PPAG) and large format products such as signage.

Social and Environmental Responsibility

During this most recent fiscal year, we conducted our first Double Materiality Assessment (DMA) in preparation for the EU’s Corporate Social Responsibility Directive (CSRD), which will be effective for our fiscal year 2028 reporting. The DMA further informed our view of our most material sustainability issues. Following completion of the DMA, we conducted a review of our environmental sustainability targets (several of which reached expiration at the end of fiscal year 2025), and made adjustments to sharpen our focus on our most material issues. Following this review, our work in sustainability continues to include focus on reducing risk and improving our resilience in the following areas:
•Reducing greenhouse gas emissions: We strive to achieve net zero carbon emissions by fiscal year 2040 across our entire value chain and to achieve a 38% reduction in emissions by fiscal year 2030 as compared to our fiscal year 2024 baseline. The majority of these baseline emissions are from our value chain (Scope 3). Through investments in energy-efficient infrastructure and equipment, as well as renewable energy, we have achieved significant reductions in our direct emissions (Scope 1) and indirect emissions from purchased electricity or other forms of energy (Scope 2), and expect further reductions in the future. In fiscal year 2025, we decided to update our baseline year to fiscal year 2024 (previously fiscal year 2019) to reflect significant enhancements in the quality of our Scope 3 accounting that rendered previous baselines less reliable; our targets continue to be informed by a science-based approach and we believe are in alignment with a 1.5°C decarbonization pathway. This improved accounting has enabled deeper analysis of our Scope 3 emissions, including substrate and logistics choices, and clarified opportunities to reduce total emissions. We continue to focus on engaging our suppliers to further refine our Scope 3 data, and have begun to implement new ways to rationalize and systematize investment in carbon reduction across our businesses.
•Responsible forestry: Our sourcing strategy seeks to minimize any contribution to deforestation, forest degradation, or loss of biodiversity. We have converted the vast majority of the paper we print on in our Cimpress-owned production facilities to materials certified by either the Forest Stewardship Council (FSC) or the Programme for the Endorsement of Forest Certification (PEFC), leading certifications of responsible forestry practices. These certifications confirm that the paper we print on comes from responsibly managed forests that meet high environmental and social standards, and form a part of our preparations for compliance with the upcoming European Union Deforestation Regulation (EUDR) that becomes effective in January 2026. In fiscal year 2026, we will be required to comply with the EUDR for all products produced, imported or exported in Europe, and we will continue our efforts to achieve FSC and PEFC conversion for products produced outside of Europe. We are also continuing to engage our third-party suppliers to materially expand their use of responsibly forested paper for the products that they customize on our behalf.
•Plastics transition: We are committed to ensuring that the plastic products most material to our financial performance are made from materials with lower environmental impacts and higher resiliency to potential regulation due to impacts on human health. We will continue our focus on transitioning away from the use of PVC and polystyrene in our plastic product portfolio (largely banners, rigid signs and decals). We have made important progress toward this goal, including the test and launch of multiple alternative products, and we continue to focus on implementing merchandising approaches designed to maximize customer adoption of these new materials.
•Packaging: We also remain focused on reducing the risk of forestry and plastic transition-related issues in our packaging. We have updated our targets to provide direction to our businesses on these issues, as well as ensure that we remain aligned with regulatory advancement and customer expectations.
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
•Ethical supply chain: It is important to us that our supply chain reflects our commitment to doing business with the highest standards of ethics and integrity. We expect our suppliers to act in full compliance with applicable laws, rules, and regulations. Our code of business conduct and supplier code of conduct lay out our expectations regarding human rights (including forced and child labor), environmental standards, and safe working conditions. Each Cimpress business is responsible for closely monitoring its supply chain for adherence to these requirements.
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
Seasonality
Our profitability has historically had seasonal fluctuations. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has been our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, canvas prints, photobooks, and personalized gifts.

Human Capital
As of June 30, 2025, we had approximately 15,000 full-time and approximately 500 temporary employees worldwide.
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

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that have caused, and/or could cause, our operating results to fluctuate from quarter to quarter or year to year include among others:

•investments in our business in the current period intended to generate longer-term returns, where the costs in the near term will not be offset by revenue or cost savings until future periods, if at all
•costs to produce and deliver our products and provide our services, including the effects of inflation and increased energy costs
•our ability to attract and retain customers and generate purchases
•shifts in revenue mix toward products and brands with lower profit margins, such as the decline of business cards and faster growth in elevated products like promotional products and packaging
•supply chain challenges
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

    A primary component of our business strategy is to promote, strengthen, and evolve our brands to attract new and repeat customers, and we face significant competition from other companies in our markets who also seek to establish strong brands. To promote, strengthen, and evolve our brands, we must incur substantial marketing expenses and establish a relationship of trust with our customers by providing a high-quality customer experience, which requires us to invest substantial amounts of our resources. A negative incident or circumstance involving our products, services, advertising, or corporate conduct can damage our reputation, especially if the incident or circumstance is widely publicized or "goes viral," and causes customers to lose trust in our brands, which could negatively impact our revenues.
Our global operations and decentralized organizational structure place a significant strain on our management, employees, facilities, and other resources and subject us to additional ongoing risks.

We are a global company with production facilities, offices, employees, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of ongoing risks and challenges that relate to our global operations, decentralization, and complexity including, among others:

•difficulty managing operations in, and communications among, multiple businesses, locations, and time zones
•challenges of ensuring speed, nimbleness, and entrepreneurialism in a large and complex organization
•risk of internal competition or brand cannibalization where multiple brands operate with overlapping offerings in the same geography
•difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, tariffs, and other costs
•our failure to maintain sufficient financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company
•the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business or impact the willingness of third parties to conduct business with us, protectionist laws that favor local businesses, and restrictions imposed by local labor laws
•the challenge of maintaining management's focus on our strategic and operational priorities and minimizing lower priority distractions
•disruptions caused by political and social instability and war that may occur in some countries
•exposure to corrupt business practices that may be common in some countries or in some sales channels and markets, such as bribery or the willful infringement of intellectual property rights
•difficulty repatriating cash from some countries
•changes in governmental trade policies, particularly across North America, China and Europe, difficulty importing and exporting our products and supply chain materials across country borders and difficulty complying with customs regulations in the many countries where we produce and/or sell products
•increasing prices, disruptions or cessation of important components of our international supply chain
•failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property

The trade and tariff environment continues to evolve and is highly unpredictable. The U.S. presidential administration has announced and/or implemented, and could continue to announce and/or implement, new and/or increased tariffs on goods imported into the United States, which has generated, and could continue to generate, various trade and tariff-related responses from other countries. Certain of the recent tariffs were imposed pursuant to the International Emergency Economic Powers Act (50 U.S.C. § 1701 et seq.) (IEEPA), and 50 U.S.C. § 1702(b)(3) explicitly precludes the President from regulating the importation of "informational materials" under IEEPA. Any change to the statutory basis upon which the U.S. presidential administration relies for imposing tariffs could materially and adversely impact our financial results if we are unable to rely upon the "informational materials" exclusion for most of our U.S. imported printed products and such products were not otherwise exempt from tariffs under the United States-Mexico-Canada Agreement. The recently adopted bill H.R. 1, Pub. L. 119‑21 provides for the elimination of the de minimis exemption from import taxes and duties codified in 19 U.S.C. § 1321(a)(2)(C) for commercial shipments, which currently benefits our business, effective July 1, 2027; however, we currently expect the de minimis exemption to end even sooner, on August 29, 2025, based on a recently signed Executive Order. We operate manufacturing facilities throughout the world, including one in Ontario, Canada that primarily services our Vista business, and others in Mexico, the United States, Australia, Brazil and throughout Europe. If the United

States, whether based on statutes or through trade agreements, imposes and enforces significant tariffs applicable to imports from Canada, Mexico, China or any of the other countries in which we manufacture our products and/or source materials for any meaningful period, we would incur increased costs in operating our business and our financial results could be materially and adversely affected. In addition, if other countries impose and enforce increased or additional tariffs for any meaningful period, our business could be materially and adversely affected. In addition to changes in U.S. trade policy, other changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. At this time we cannot predict the impact, if any, of any of these potential changes to our business. Until we know what policy changes are made and enforced and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. We and third parties with which we share information have experienced, and will continue to experience, threats to and breaches of our and their data and systems, cyberattacks and other malicious activity, including physical and electronic break-ins, computer viruses, ransomware attacks, and phishing and other social engineering scams, among other threats. Security threats continue to evolve and become more sophisticated and more difficult to detect and defend against, including by the increased use of artificial intelligence to enhance attacks, and our vulnerabilities may be heightened by our decentralized operating structure and many of our employees working remotely. Despite our efforts, a hacker or thief may defeat our security measures, or those of our third-party service providers, partners, or vendors, and obtain confidential or personal information, and we or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs or at all. We may need to significantly increase the resources we expend to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise, breach or failure of our information systems or the information systems of third parties with which we share information could result in, among other things:

•interruptions in our operations
•misuse of our and our customers' and employees' confidential or personal information
•failure to comply with legal and industry privacy regulations and standards
•exposure to losses, costs, litigation, enforcement actions, and other liability
•damage to our reputation and brands

•loss of revenue and profits and other negative financial results to the extent existing and potential customers believe that their personal and payment information may not be safe with us or those third parties

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer, and data protection including possible limitations on our ability to use customer data and regulating the use of artificial intelligence and machine learning. Complying with these varying and changing requirements is challenging, especially for our smaller, more thinly staffed businesses, and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

Inability to attract new and repeat customers in a cost-effective manner has harmed, and may in the future harm, our business and results of operations.
Our various businesses rely on a variety of marketing methods to attract new and repeat customers. These methods include promoting our products and services through paid channels such as online search, display, and television, as well as leveraging our owned and operated channels such as email, direct mail, our social media accounts, telesales, and SMS messaging. When the costs of these channels significantly increase or the effectiveness of these channels significantly declines, such as from changes to algorithms or targeting rules and/or from shifts in consumer behavior in online search and shopping related to artificial intelligence (AI)-based discovery tools and chatbots, which we have experienced in the past and may experience in the future, then our ability to efficiently attract new and repeat customers is reduced, our revenue and net income decline, and our business and results of operations are harmed.
Shifts in online search behavior, including the rise of generative AI tools and agentic search technologies, may negatively impact customer traffic and acquisition efficiency and conversion rates, which could materially harm our business, results of operations, and financial condition.

Consumers are increasingly relying on generative AI tools and agentic search technologies, such as conversational search engines, autonomous shopping assistants, and AI-powered product recommendations, to discover, compare, and purchase products and services. These emerging tools represent a shift away from traditional search engine behavior and direct website visits, which have historically driven a significant portion of our customer traffic and conversion activity.

As generative AI and agentic search tools become more prevalent and integrated into consumers’ browsing and purchasing workflows, we may experience a decline in visibility within digital ecosystems we do not directly control. This could include lower rankings in AI-generated product summaries, reduced referral traffic from major platforms, or increased reliance on third-party interfaces that prioritize competing offerings.

These changes could adversely affect our customer acquisition cost, conversion rates, and overall brand control. Furthermore, our ability to adapt to new search paradigms may be limited by technology constraints, data availability, or platform interoperability, especially if generative AI search providers restrict access to their ecosystems or favor end-to-end platforms that control the full customer journey.

Failure to effectively navigate this shift could materially harm our business, results of operations, and financial condition.
Seasonal fluctuations in our business place a strain on our operations and resources.
Our profitability has historically been highly seasonal. Our second fiscal quarter, which ends on December 31, includes the majority of the holiday shopping season and typically accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, our National Pen business has historically generated a large portion of its profits during the second fiscal quarter. Lower than expected sales during the second quarter, which we have experienced in the past and may experience in the future, have a disproportionately large impact on our operating results and financial condition for the full fiscal year. Likewise, an inability of our manufacturing and other operations to keep up with the high volume of orders during our second fiscal quarter or other inefficiencies in our production or disruptions of our supply chains during the quarter, resulting in higher than expected costs, which we have experienced in the past and may experience in the future, have a disproportionately large impact on our earnings results and financial condition for the full fiscal year, as well as delays in order fulfillment and delivery and other disruptions, which negatively impact our ability to attract repeat customers, our reputation, and our future financial results.

Our businesses face risks related to interruption of operations and lack of redundancy.

Our businesses' production facilities, websites, infrastructure, supply chain, customer service centers, and operations are vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because our businesses are dependent in part on third parties for certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Our suppliers, service providers (including shipping and logistics providers), third-party fulfillers, business partners, and customers face similar vulnerabilities to interruptions. Some of the events that could cause interruptions in our businesses' systems and operations, and those of our suppliers, service providers, third-party fulfillers, business partners, and customers, are the following, among others:

•fire, natural disaster, or extreme weather, which could be exacerbated by climate change
•pandemic or other public health crisis
•ransomware and other cyber security attacks
•labor strike, work stoppage, labor disruption or other workforce issues
•political instability, civil unrest, or acts of terrorism or war
•power loss or telecommunication failure
•attacks on external websites or internal networks by hackers or other malicious parties
•inadequate capacity in systems and infrastructure to cope with periods of high volume and demand
•lack of affordable materials available to manufacture our supplies or products

Any interruptions to our systems or operations, or those of our suppliers, service providers, third-party fulfillers, business partners, and customers, could result in lost revenue and/or increased costs, as well as negative publicity, damage to our reputation and brands, and other adverse effects on our business and results of operations. Building redundancies into our infrastructure, systems, and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources.
We may not be successful in advancing the use of artificial intelligence, which involves significant risks, and competitors may develop new or better products using artificial intelligence that take market share, which could adversely affect our business, brand perception, or financial results.

We use artificial intelligence (AI), including generative AI, in many parts of our value chain. There can be no assurance that we will be successful in using AI to enhance our products or services or otherwise benefit our business, including our efficiency or profitability, and there are significant risks involved in developing and deploying AI. For example, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. New laws, rules, directives, and regulations governing the use of AI, new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications could also adversely affect our business, brand perception, or financial results. Further, we face competition from other companies that are developing their own AI products and technologies that may have a negative impact on our value chain, including in the areas of design services and content creation. These AI-enabled products and technologies are evolving quickly, can influence customer behavior and preferences, and may allow other companies to become more efficient than us and/or to more effectively acquire and retain customers. In addition, AI tools are rapidly shifting consumer behavior in online search and shopping, particularly relative to traditional search engines, which may require rapid strategic and technical adaptations and investments, including further standardizing and optimizing our data structures, all of which could increase our costs or otherwise adversely affect our business or financial results. Moreover, the pace of innovation in AI and developments related to its use, together with the breadth of its potential applications to our industry, make it impossible to identify or predict all of the risks related to using AI or all of the AI-related risks to our business.

Failure to meet our customers' price or other expectations adversely affects our business and results of operations.

Demand for our products and services is sensitive to customers' expectations, particularly as to price for almost all of our businesses, and past changes in our pricing strategies had a significant impact on the numbers of customers and orders in some regions, which in turn adversely affected our revenue, profitability, and results of operations. Many factors impact our pricing and marketing strategies, including the costs of running our business, the costs of raw materials, our competitors' pricing and marketing strategies, and the effects of inflation. We may not be able to mitigate increases in our costs by increasing the prices of our products and services. More recently, customer expectations have evolved as to shipping speeds, as well as speed and creative control from rapid developments in digital design tools. Failure to meet our customers' price or other expectations in the future would adversely affect our future business and results of operations.

Acquisitions and strategic investments may be disruptive to our business, may fail to achieve our goals, and can negatively impact our financial results.

An important way in which we pursue our strategy is to selectively acquire businesses, technologies, and services and make minority investments in businesses and joint ventures. The time and expense associated with acquisitions and investments can be disruptive to our ongoing business and divert our management's attention. In addition, we have needed in the past, and may need in the future, to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake. There also is an opportunity cost that capital allocated to an acquisition, minority investment, or joint venture is no longer available for other uses.

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
A key component of our strategy is the development and deployment of a mass customization platform, which is a cloud-based collection of software services, APIs, web applications and related technology offerings that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. The process of developing new technology is complex, costly, and uncertain and requires us to commit significant resources before knowing the extent to which our businesses may adopt and/or continue to utilize components of our mass customization platform or the extent to which the platform may make us more effective and competitive. As a result, there can be no assurance that we will find new capabilities to add to the growing set of technologies that make up the platform, that our diverse businesses will realize further value from the platform, or that we will realize expected returns on the capital expended to develop the platform.
We are subject to safety, health, and environmental laws and regulations, which could result in liabilities, cost increases, or restrictions on our operations.

    We are subject to a variety of safety, health and environmental, or SHE, laws and regulations across the jurisdictions in which we operate. SHE laws and regulations frequently change and evolve, including the addition of new SHE regulations, especially with respect to climate change. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination, and employee health and safety. We use regulated substances such as inks and solvents, and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing or new SHE requirements, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as for claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

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

We contract with many suppliers, fulfillers, merchants, and other business partners in multiple jurisdictions worldwide. We require our business partners to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, but we cannot control their business practices. We may not be able to adequately vet, monitor, and audit our many business partners (or their suppliers) throughout the world, and our decentralized structure heightens this risk, as not all of our businesses have equal resources to manage their business partners. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical or inconsistent with our values, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

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

Because most of our businesses depend primarily on the Internet for our sales, laws specifically governing the Internet, e-commerce, and email marketing may have a greater impact on our operations than other more traditional businesses. In particular, laws covering pricing, customs, privacy, consumer protection, or commercial email may impede the growth of e-commerce and our ability to compete with traditional “brick and mortar” retailers. Unfavorable changes in, interpretations of, or developments with respect to, these types of laws or related or similar government regulation could substantially harm our business and financial results.

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

An inability to recruit, retain, develop, and motivate our employees in senior management and key roles such as technology, marketing, data science, and production would significantly increase the risk that we may not be able to execute on our strategy and grow our business as planned. We have seen increased competition for talent in recent years that makes it more difficult for us to retain the employees we have and to recruit new employees and also drives up the cost of compensation, and our current management and employees may cease their employment with us at any time with minimal advance notice. This retention risk is heightened with respect to the leaders of certain of our businesses who have in the past or may in the future receive substantial payouts from either their redeemable non-controlling interests in those businesses or long-term incentive awards, as it may be challenging to retain and motivate them to continue running their businesses. Although we believe our remote-first way of working, which allows many of our team members to work remotely with no expectation that they will commute to a company facility, is a competitive advantage, it can be more challenging to engage, motivate, and develop team members in a remote work environment, and our success depends on an engaged and motivated workforce and on developing the skills and talents of our workforce.

We face intense competition, and our competition may continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies and the mass customization market continues to change as new e-commerce businesses are introduced, established e-commerce businesses enter the mass customization and print markets, and traditional “brick and mortar” businesses establish an online presence. With Vista's increased focus on design services, we now also face competition from companies in the design space, including those with AI-enabled design capabilities, some of which may be more established, experienced, or innovative than we are. Some of our current and potential competitors may have advantages over us, including longer operating histories, greater brand recognition or loyalty, broader customer reach, more focus on a given subset of our business, significantly greater financial, marketing, and other resources, production in lower-cost countries, speed of execution, or willingness to operate at a loss while building market share. Competition may result in price pressure, increased advertising expense, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results.

A major economic downturn or inflation could negatively affect our business and financial results.

If some or all of our markets enter a recession or other sustained economic downturn, demand for our products and services could be negatively impacted. An economic downturn could result in potential customers, especially small and medium-sized businesses, not being able to afford our products and rely more on free social media channels to market themselves instead of the products and services we offer. If demand for our products and services decreases, our business and financial results could be harmed. In addition, we experienced material cost increases in recent years that caused volatility in our financial performance. Although many costs have stabilized or come down in the last years, we cannot predict whether costs will increase in the future or by how much, our ability to offset such cost increases through pricing, and if our costs rise again there could be further impacts to our financial results.

Meeting our ESG goals will be costly, and our ESG policies and positions could expose us to reputational harm.

We face risks arising from the increased focus by our customers, investors, regulators, and others on environmental, social, and governance criteria, including with respect to climate change, labor practices, the diversity of our management and directors, and the composition of our Board. Meeting the ESG goals we have set and publicly disclosed will require significant resources and expenditures, and we may face pressure to make commitments, establish additional goals, and take actions to meet them beyond our current plans. If customers, potential customers, regulators, or other influential groups or individuals are dissatisfied with our ESG goals or our progress toward meeting them, or our positions on ESG issues, then they may choose not to buy our products and services, or to otherwise target us negatively, which could lead to reduced revenue, and our reputation could be harmed.

Risks Related to Our Corporate and Capital Structures

Our credit facility and the indentures that govern our notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility that governs our Term Loan B and revolving credit and the indenture that governs our 7.375% Senior Notes due 2032, which we collectively refer to as our debt documents, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit how we conduct our business, execute our strategy, compete effectively, or take advantage of new business opportunities, including restrictions on our ability to:

•incur additional indebtedness, guarantee indebtedness, and incur liens
•perform certain intercompany activities

•grant liens on assets
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

A default under any of our debt documents could have a material adverse effect on our business.

    Our failure to make scheduled payments on our debt or our breach of the covenants or restrictions under any of our debt documents could result in an event of default under the applicable indebtedness. Such a default could have a material adverse effect on our business and financial condition, including the following, among others:

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

As of June 30, 2025, our total debt was $1,604.5 million. Our level of debt could have important consequences, including the following, among others:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. Refinancing our debt may be particularly challenging in a high interest rate environment. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all, and if we cannot make scheduled payments on our debt, we will be in default.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2025, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $8.3 million over the next 12 months, not including any yield from our cash and marketable securities.
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

Changes in tax laws, treaties or regulations, or their interpretation, of any country in which we operate have had in the past, and may have in the future, a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance, or otherwise adversely affecting our financial condition, results of operations, and cash flows. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. Furthermore, with the change in the U.S. presidential administration and composition of the U.S. Congress, the administration have made, and may in the future make changes to U.S. tax law, regulations, treaties and policies. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. In addition, the application of sales, value added, or other consumption taxes to e-commerce businesses, such as Cimpress, is a complex and evolving issue. When and if a government entity claims that we should have been collecting such taxes on the sale of our products in a jurisdiction where we have not been doing so, we have incurred, and may in the future incur, substantial tax liabilities for past sales.

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

We believe that we were not a PFIC for the tax year ended June 30, 2025 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States taxation under the controlled foreign corporation rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under United States federal income taxation rules relating to certain non-U.S. corporations that are considered a controlled foreign corporation, or "CFC." In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power or value of a non-U.S. corporation, or "10% U.S. Shareholder," and if such non-U.S. corporation is a CFC, then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's Subpart F income, even if the Subpart F income is not distributed. Subpart F income consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services, and personal property sales. In addition, a 10% U.S. Shareholder's pro rata share of other income of a CFC, even if not distributed, might also need to be included in a 10% U.S. Shareholder’s gross income for United States federal income tax (and possibly state income tax) purposes under the Global Intangible Low-Taxed Income, or "GILTI," provisions of the U.S. tax law. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation.

The rules for determining ownership for purposes of determining 10% U.S. Shareholder and CFC status are complicated, depend on the particular facts relating to each investor, and are not necessarily the same as the rules for determining beneficial ownership for SEC reporting purposes. For taxable years in which we are a CFC, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of our Subpart F income, even if the Subpart F income is not distributed by us, and might also be required to include its pro rata share of other income of ours, even if not distributed by us, under the GILTI provisions of the U.S. tax law. We currently do not believe we are a CFC. However, whether we are treated as a CFC can be affected by, among other things, facts as to our share ownership that may change. Accordingly, we cannot be certain that we will not be treated as a CFC in future years.

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

The Audit Committee of our Board of Directors oversees cybersecurity risk and receives regular updates from our Vice President and Chief Security and Privacy Officer on these risks, risk management activities, incident response plans, best practices, the effectiveness of our security measures, and other related matters. Our Vice President and Chief Security and Privacy Officer, who reports to our Chief Technology Officer, leads our central security and privacy team, which works in partnership with each of our businesses and the corporate center to measure security maturity and risk and provides managed security services in a way that allows each business to address their unique challenges and become more efficient in using their resources. We have processes and policies for the escalation of cybersecurity incidents to the central security team, evaluation of the materiality of the incidents, and coordination of our response as needed across businesses and operations. Our Chief Security and Privacy Officer has more than 20 years of privacy and data security experience, including a series of roles in Cimpress over the last 15 years, the last three and a half years of which have been spent leading the central security and privacy team.

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
•A 492,000 square foot facility located in Shelbyville, Tennessee, USA, that primarily services our National Pen business. As of June 30, 2025, this facility is classified as held for sale.
•A 362,000 square foot facility located in Venlo, the Netherlands that primarily services our Vista business.
•A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vista business.

•A 97,000 square foot facility located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2025, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vista	330,870	Technology development, marketing, customer service, manufacturing, and administrative	July 2025 - June 2035
PrintBrothers	531,795	Technology development, marketing, customer service, manufacturing, and administrative	July 2025 - December 2033
The Print Group	523,760	Technology development, marketing, customer service, manufacturing, and administrative	July 2025 - April 2037
National Pen	703,601	Marketing, customer service, manufacturing, and administrative	April 2027 - December 2037
All Other Businesses	407,739	Technology development, marketing, customer service, manufacturing, and administrative	August 2025 - February 2030
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
Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress plc are traded on the Nasdaq Global Select Market (the "Nasdaq") under the symbol “CMPR.” As of July 31, 2025, there were six holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends and Repurchases
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
On May 29, 2024, the Board of Directors of Cimpress plc authorized the repurchase of up to $200.0 million aggregate purchase price (excluding any fees, commissions, or other expenses of such purchases) of Cimpress' issued and outstanding ordinary shares on the open market, through privately negotiated transactions, or in one or more self tender offers. The Board did not set an expiration date for this new repurchase program, and we may suspend or discontinue our share repurchases at any time.

The following table outlines the repurchase of our ordinary shares during the three months ended June 30, 2025 under the programs described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2025 through April 30, 2025	—	$—	—	$136.1
May 1, 2025 through May 31, 2025	333,243	43.20	333,243	121.7
June 1, 2025 through June 30, 2025	145,445	44.32	145,445	115.3
Total	478,688	$43.54	478,688	$115.3
Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress plc ordinary shares relative to the cumulative total returns of the Nasdaq Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2020 and the relative performance of each investment is tracked through June 30, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress plc, the Nasdaq Composite Index
and the RDG Internet Composite Index

	2020	2021	2022	2023	2024	2025
Cimpress plc	$100.00	$142.01	$50.96	$77.91	$114.76	$61.57
Nasdaq Composite	100.00	145.23	111.21	140.28	181.81	210.31
RDG Internet Composite	100.00	130.30	82.38	91.24	123.66	142.42
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
Executive Overview
Cimpress is a strategically focused collection of businesses that specialize in print mass customization, through which we deliver large volumes of individually small-sized customized orders of printed materials and promotional products. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
As of June 30, 2025, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 14 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
U.S. Tariffs
The U.S. tariff environment remains fluid. Cimpress businesses operate in the U.S., and we have fulfillment operations for U.S. customers in multiple locations in the U.S., Canada and Mexico. Cimpress has multiple exemptions and exclusions that currently shield us from paying tariffs on many of the products we fulfill for U.S. customers in Canada and Mexico. The primary impact of tariffs on Cimpress continues to be for promotional products that we source from China. During the fourth quarter of fiscal year 2025, we implemented price increases to mostly offset the combination of tariffs and the loss of the de minimis tariff exemption on Chinese-sourced goods. In our Vista business, we believe we were able to offset the new tariffs through pricing changes. In our National Pen business, we were able to largely offset the tariffs, but did experience net costs. In total we incurred approximately

$3 million in tariff-related costs, net of pricing increases, during the fourth quarter primarily during the period of the highest Chinese tariffs.

We continue to work to mitigate the impact of tariffs on Cimpress and our U.S. customers. We are monitoring the status of reciprocal tariffs from other countries, and we will remain nimble in our sourcing and pricing responses. The de minimis exemption for shipments of under $800 per day to individual U.S. customers is expected to end on August 29, 2025 under a recently signed Executive Order, however, most of the computed value of the products we produce in Canada and Mexico for U.S. customers remains covered by exemptions due to their compliance with the US-Mexico-Canada (USMCA) trade agreement and the International Emergency Economic Powers Act (IEEPA) carve out for informational materials. Furthermore, we continue to believe that our scale-based advantages and the assets of our manufacturing, supply chain and procurement, and flexible technology infrastructure have become even clearer through this turbulence. We remain confident that we can manage this effectively, even as facts and circumstances continue to change.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, net income (loss), adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the year ended June 30, 2025 as compared to the year ended June 30, 2024 follows:
Fiscal Year 2025
•Revenue increased by 3% to $3,403.1 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 3%.
•Operating income decreased by $21.1 million to $226.3 million.
•Net income decreased by $165.0 million to $12.9 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $35.5 million to $433.2 million.
•Diluted net income per share attributable to Cimpress plc decreased by $5.85 to $0.58.
•Cash provided by operating activities decreased by $52.7 million to $298.1 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $113.0 million to $148.0 million.
For the year ended June 30, 2025, the increase in reported consolidated revenue was primarily driven by external revenue growth in our Vista and PrintBrothers reportable segments. Revenue growth was led by strong revenue performance in Vista product categories like PPAG, signage, and packaging and labels, as well as continued order volume growth in our PrintBrothers reportable segment. Consolidated revenue growth was dampened by lower revenue for certain products in the U.S., mainly from weaker demand for business cards in our Vista business and home decor products in our BuildASign business, as well as lower revenue in the direct mail channel of our National Pen business particularly in North America and decreased direct sales in our traditional product portfolio in Europe within The Print Group reportable segment.
The decrease to operating income of $21.1 million during the year ended June 30, 2025 was driven by the non-recurrence of approximately $12 million of items that benefited the prior year, as well as approximately $5 million of discrete items that negatively impacted the current year, which included an Australian land duty tax in the second quarter of the current fiscal year that we are appealing related to our 2019 redomiciliation to Ireland, as well as a combined increase in impairment and restructuring charges of $9.3 million and startup costs of $3.8 million for a new U.S. manufacturing facility that started production in March 2025. Additionally, as previously described, the increased cost of tariffs in the U.S., net of price increases, had a negative $3 million impact during the fourth quarter of the current fiscal year. Operating income was also also impacted by lower gross margins due to the product mix shift described above, as well as higher operating expenses. These items were offset in part by

$12.4 million of lower amortization of acquired intangible assets due to the runoff of fully amortized assets across several of our previously acquired businesses and reduced share-based compensation expense of $6.7 million.
For the year ended June 30, 2025, net income decreased by $165.0 million to $12.9 million due to the operating income decline described above. In addition, we recognized $133.5 million of higher income tax expense ($84.1 million of expense in the current year versus $49.4 million of benefit in the prior year) due primarily to a change of estimate to increase our valuation allowance in Switzerland. We also recognized higher unrealized hedging losses, as compared to the prior year.
Adjusted EBITDA decreased during the year ended June 30, 2025, for similar reasons described above, as operating expenses more than offset the growth in gross profit. Gross profit growth in our fastest growing product categories continues to be offset in part by the decline in certain higher margin product categories that has weighed on gross margins as compared to the prior year.
During the year ended June 30, 2025, cash from operations decreased $52.7 million year over year, primarily driven by the lower net income as described above, as well as unfavorable changes in net working capital year over year of $33.1 million partially offset by lower cash taxes.
Adjusted free cash flow decreased by $113.0 million for the year ended June 30, 2025, due to the operating cash flow decrease described above, as well as a $34.1 million increase in capitalized expenditures, primarily due to planned investments in new production equipment and facility expansion. Proceeds from the sale of assets decreased by $20.5 million, driven by the prior-year sale of our previously owned customer service facility located in Jamaica and manufacturing facility in Japan.
Refer to the "Additional Non-GAAP Financial Measures" section of Management's Discussion and Analysis for the reconciliation of our non-GAAP financial measures.
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
Total revenue and revenue growth by reportable segment for the years ended June 30, 2025, 2024, and 2023 are shown in the following tables. The revenue by reportable segment includes inter-segment transactions, which is when one Cimpress business chooses to buy from or sell to another Cimpress business that is part of a different reportable segment. These transactions are then eliminated in the inter-segment elimination line in the table below.

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2025	2024 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$1,824,271	$1,742,494	5%	0%	5%	—%	5%
PrintBrothers	669,151	639,571	5%	(1)%	4%	—%	4%
The Print Group	378,075	354,775	7%	(1)%	6%	—%	6%
National Pen	406,764	389,027	5%	(1)%	4%	—%	4%
All Other Businesses	227,363	213,381	7%	1%	8%	—%	8%
Inter-segment eliminations	(102,545)	(47,392)
Total revenue	$3,403,079	$3,291,856	3%	0%	3%	—%	3%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2024 (1)	2023 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$1,742,494	$1,614,798	8%	(1)%	7%	—%	7%
PrintBrothers	639,571	579,050	10%	(3)%	7%	—%	7%
The Print Group	354,775	342,951	3%	(3)%	0%	—%	0%
National Pen	389,027	365,804	6%	(2)%	4%	—%	4%
All Other Businesses	213,381	212,409	0%	0%	0%	—%	0%
Inter-segment eliminations	(47,392)	(35,385)
Total revenue	$3,291,856	$3,079,627	7%	(2)%	5%	—%	5%
_________________
(1) The prior period segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 14 of the accompanying consolidated financial statements for additional details.
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
For the year ended June 30, 2025, the reported revenue growth of $111.2 million was primarily driven by revenue growth in our Vista and PrintBrothers reportable segments and $4.6 million of positive effects from currency exchange rate fluctuations as compared to the prior year. Excluding the effect of changes in currency exchange rates and inter-segment revenue, the largest increase in revenue was from our Vista business with $81.5 million of incremental revenue for the year ended June 30, 2025. Vista revenue was higher year over year across all major markets, with the most significant growth in the PPAG and signage product categories. Our PrintBrothers reportable segment also contributed $24.2 million of increased revenue for the year ended June 30, 2025, excluding the effect of changes in currency exchange rates and inter-segment revenue, primarily driven by continued order volume and customer growth, partially offset by customers purchasing lower quantities in certain product categories.
For additional discussion relating to segment revenue results which includes inter-segment revenue, refer to the "Reportable Segment Results" section included below.
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

In thousands	Year Ended June 30,
	2025	2024	2023
Cost of revenue	$1,785,635	$1,695,062	$1,640,625
% of revenue	52.5%	51.5%	53.3%
For the year ended June 30, 2025, cost of revenue increased by $90.6 million year over year, driven by increases in third-party fulfillment costs of $33.1 million, due in in part to product mix shifts toward faster-growing product categories that leverage our third-party fulfillment network. In addition, variable-based manufacturing and shipping costs increased by $27.2 million and $15.1 million, respectively, primarily driven by volume-related increases. In the aggregate, our variable cost of goods sold increased by approximately 100 basis points, as a percentage of revenue, due to the previously mentioned product mix shift to product categories that generally have higher gross profit per order but lower gross margins than many of our legacy products including business cards.

Other discrete items that contributed to the increase in cost of revenue were the recognition of a $2.6 million impairment charge in the third quarter of fiscal 2025 for our planned sale of a facility by our National Pen business, as well as increased fixed startup costs that were recognized as part of a new U.S. manufacturing facility that resulted in cost of revenue of $1.6 million for the year ended June 30, 2025. The cost increase was also impacted by the nonrecurrence of a favorable tax ruling of $3.0 million that benefited the prior year. Currency exchange fluctuations had a positive benefit year-over-year of $5.4 million for the year ended June 30, 2025.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2025	2024	2023
Technology and development expense	$334,035	$321,968	$302,257
% of revenue	9.8%	9.8%	9.8%
Marketing and selling expense	$814,018	$789,872	$773,970
% of revenue	23.9%	24.0%	25.1%
General and administrative expense	$218,531	$205,737	$209,246
% of revenue	6.4%	6.2%	6.8%
Amortization of acquired intangible assets	$19,062	$31,443	$46,854
% of revenue	0.6%	1.0%	1.5%
Restructuring expense (1)	$5,528	$423	$43,757
% of revenue	0.2%	0.0%	1.4%
Impairment of goodwill (2)	$—	$—	$5,609
% of revenue	—%	—%	0.2%
(1) Refer to Note 17 in our accompanying consolidated financial statements for additional details relating to restructuring expense.
(2) During fiscal year 2023, we recognized a goodwill impairment charge of $5.6 million related to one of our small businesses that is part of our All Other Businesses reportable segment. Refer to Note 7 in the accompanying consolidated financial statements for additional details.
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
Technology and development expense increased by $12.1 million for the year ended June 30, 2025, as compared to the prior year, driven by $5.9 million of higher cash compensation costs that were impacted in part by our annual merit cycle. In addition, third-party technology costs increased by $4.4 million driven partly by our businesses' further adoption of certain products offered through our mass customization platform, as well as increased business volumes, which has collectively increased consumption of those services. Amortization of capitalized software also increased $2.8 million as compared to the prior year, due to an increase in the capitalized asset base driven by continued investment in technology capabilities across many of our businesses. These items were offset in part by $1.4 million of lower share-based compensation costs, due to lower attainment of the performance conditions in our 2025 PSU grants.
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

For the year ended June 30, 2025, marketing and selling expenses increased by $24.1 million, partly due to higher cash compensation costs of $18.3 million, driven by our annual merit cycle, as well as hiring in our Vista business. In addition, advertising spend increased by $9.8 million, as compared to the prior year, largely driven by volume-driven increases to advertising spend, as well as targeted advertising investments. Additionally, for the current year, advertising was higher due to the higher cost of performance advertising in the U.S. market during the second quarter of the current fiscal year. These were offset in part by $2.7 million of lower share-based compensation costs, due to lower attainment of the performance conditions in our 2025 PSU grants.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
General and administrative expenses increased by $12.8 million during the year ended June 30, 2025 as compared to the prior year, driven by $5.8 million of higher long-term incentive cash compensation, due to prior-year reductions in estimated payouts for certain businesses, as well as higher cash compensation costs that were impacted by our annual merit cycle, and a $2.9 million charge recognized in the second quarter of the current fiscal year for a land duty tax in Australia related to our 2019 redomiciliation to Ireland that we are appealing. These increases were offset in part by $2.9 million of lower share-based compensation costs, due to lower attainment of the performance conditions in our 2025 PSU grants.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Year Ended June 30,
	2025	2024	2023
(Losses) gains on derivatives not designated as hedging instruments	$(35,027)	$3,915	$3,311
Currency-related gains (losses), net	21,090	(2,818)	16,350
Other gains (losses)	355	486	(1,163)
Total other (expense) income, net	$(13,582)	$1,583	$18,498
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

Interest expense, net decreased $4.6 million during the year ended June 30, 2025, primarily due to a year-over-year decrease to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B arising in part from our repricing actions in May 2024 and December 2024 that reduced the credit spread on our outstanding debt.
Gain (loss) on extinguishment of debt
During the year ended June 30, 2025, we recognized $0.5 million of losses on the extinguishment of debt primarily due to the net write-off of unamortized debt discount and financing fees associated with the refinancing of our Term Loan B. Refer to Note 9 in our accompanying consolidated financial statements for additional details.
Income tax expense

In thousands	Year Ended June 30,
	2025	2024	2023
Income tax expense (benefit)	$84,107	$(49,362)	$155,493
Effective tax rate	86.7%	(38.4)%	(514.5)%
Income tax expense for the year ended June 30, 2025 increased versus the prior year primarily due to a change in estimate of our Swiss valuation allowance. During the fourth quarter of 2025 we recognized tax expense of $26.8 million to adjust the partial valuation allowance in Switzerland to reflect the current estimated usage of these tax assets. We considered all available evidence, including the near-term impact of recent product-mix shifts in the Vista segment, the expectation of the timing of future taxable income, and the expiration of the tax assets.

This is compared to a tax benefit of $105.8 million in the year ended June 30, 2024 to partially release the full valuation allowance previously recorded in the period ended December 31, 2022. As some of these tax assets will expire prior to when they can be used, a partial valuation allowance remained against those expected to expire unused. The prior year release was based on cumulative income in Switzerland, current period and forecasted profits resulting in the ability to utilize some of these tax assets prior to their expiration.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. Refer to Note 12 in our accompanying consolidated financial statements for additional details.
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

Vista

In thousands	Year Ended June 30,
	2025	2024 (1)	2023 (1)	2025 vs. 2024	2024 vs. 2023
Reported Revenue	$1,824,271	$1,742,494	$1,614,798	5%	8%
Segment EBITDA	347,693	348,117	237,828	—%	46%
% of revenue	19%	20%	15%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 14 of the accompanying consolidated financial statements for additional details.

Segment Revenue
Vista's reported revenue and constant-currency revenue growth for the year ended June 30, 2025 was 5%. Revenue growth for the year ended June 30, 2025 was stronger for product categories like promotional products, apparel, signage and packaging and labels. In addition, revenue growth was stronger in Europe. Revenue growth was dampened by a decline in the business cards and stationery product category in the U.S., influenced by the negative impact from algorithm changes in the organic search channel that we've continued to optimize against.
Segment Profitability
For the year ended June 30, 2025, segment EBITDA decreased by $0.4 million, primarily due to modest gross profit growth that was more than offset by the combination of higher advertising spend of $7.1 million that was driven by increases in performance marketing spend in the U.S. market, as well as higher operating expenses as compared to the prior year. Vista's gross profit growth was dampened by the decline in business cards and stationery revenue described above, since this category has a higher variable gross margin than Vista's faster-growing product categories. Currency exchange fluctuations had a positive year-over-year impact of $3.8 million for the year ended June 30, 2025.
PrintBrothers

In thousands	Year Ended June 30,
	2025	2024 (1)	2023 (1)	2025 vs. 2024	2024 vs. 2023
Reported Revenue	$669,151	$639,571	$579,050	5%	10%
Segment EBITDA	83,351	91,577	71,658	(9)%	28%
% of revenue	12%	14%	12%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 14 of the accompanying consolidated financial statements for additional details.

Segment Revenue
PrintBrothers' reported revenue growth for the year ended June 30, 2025 was positively affected by currency of 1%, resulting in organic constant currency revenue growth of 4%. Organic constant-currency revenue growth was driven primarily by order volume growth. Increased volumes from new customer growth was partially offset by decreased order sizes in categories such as flyers, brochures and magazines that was influenced by macroeconomic softness in the German market and the nonrecurrence of election-related demand during the prior year.
Segment Profitability
PrintBrothers' segment EBITDA for the year ended June 30, 2025 decreased $8.2 million, partially due to an increase in advertising spend of $6.7 million, driven by one of the segment's businesses testing into new digital marketing channels, as well as the non-recurrence of discrete items that benefited the prior year by $2.0 million, as well as higher operating expenses. These items were offset in part by gross profit growth that was driven by the revenue growth described above, as well as positive year-over-year impacts from currency exchange fluctuations of $1.1 million for the year ended June 30, 2025.

The Print Group

In thousands	Year Ended June 30,
	2025	2024 (1)	2023 (1)	2025 vs. 2024	2024 vs. 2023
Reported Revenue	$378,075	$354,775	$342,951	7%	3%
Segment EBITDA	71,071	66,427	56,089	7%	18%
% of revenue	19%	19%	16%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 14 of the accompanying consolidated financial statements for additional details.

Segment Revenue
The Print Group's reported revenue growth was positively affected by currency exchange rate fluctuations of 1%, resulting in constant-currency revenue growth for the year ended June 30, 2025 of 6%, and was driven by increased fulfillment for other Cimpress businesses. This growth was partially offset by lower overall order values and decreased direct sales of traditional portfolio products.
Segment Profitability
The Print Group's segment EBITDA increased $4.6 million during the year ended June 30, 2025 as compared to the prior year largely driven by revenue growth from cross-Cimpress fulfillment as described above and gross margin expansion due to reductions in key input costs such as raw materials. The gross profit growth for the year ended June 30, 2025 was partially offset by $3.8 million of startup costs related to Pixartprinting's new U.S. facility. Currency exchange fluctuations had a positive year-over-year impact of $1.0 million for the year ended June 30, 2025.
National Pen

In thousands	Year Ended June 30,
	2025	2024 (1)	2023 (1)	2025 vs. 2024	2024 vs. 2023
Reported Revenue	$406,764	$389,027	$365,804	5%	6%
Segment EBITDA	31,433	29,753	23,223	6%	28%
% of revenue	8%	8%	6%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 14 of the accompanying consolidated financial statements for additional details.

Segment Revenue
For the year ended June 30, 2025, National Pen's revenue growth was positively impacted 1% by currency exchange rate fluctuations, resulting in constant-currency revenue growth of 4% as compared to the prior year. National Pen revenue growth was driven by growth in e-commerce and cross-Cimpress fulfillment for other Cimpress businesses. These growing channels were offset by revenue declines in mail order where National Pen continued to optimize for efficiency of direct mail advertising.
Segment Profitability
National Pen's segment EBITDA increased $1.7 million for the year ended June 30, 2025 driven by the revenue growth described above, and $3.2 million of lower advertising spend intended to drive efficiency across channels. Currency exchange fluctuations had a positive year-over-year impact of $1.3 million for the year ended June 30, 2025.

All Other Businesses
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.

In thousands	Year Ended June 30,
	2025	2024 (1)	2023 (1)	2025 vs. 2024	2024 vs. 2023
Reported Revenue	$227,363	$213,381	$212,409	7%	—%
Segment EBITDA	21,883	22,495	23,830	(3)%	(6)%
% of revenue	10%	11%	11%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the new methodology used for inter-segment transactions. Refer to Note 14 of the accompanying consolidated financial statements for additional details.
Segment Revenue
All Other Businesses' revenue growth was negatively impacted 1% by currency exchange rate fluctuations, resulting in constant-currency revenue growth of 8% during the year ended June 30, 2025. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses, which was partially offset by lower revenue for canvas print products. Our smaller Printi business delivered constant-currency revenue growth versus the prior year.
Segment Profitability
For the year ended June 30, 2025, segment EBITDA decreased $0.6 million versus the prior year, largely driven by higher long-term incentive compensation expense of $3.0 million due to a prior-year reversal of expense driven by changes in estimated payouts that did not recur during the current-year period. In addition, gross profits declined year over year during the seasonally significant second quarter for our BuildASign business, driven by lower revenue in canvas print products, as well as gross margin compression driven in part by temporary production inefficiencies related to new capabilities. Currency exchange fluctuations had a positive year-over-year impact of $0.5 million for the year ended June 30, 2025.
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
During the year ended June 30, 2025, central and corporate costs increased by $3.0 million as compared to the prior year, due in part to a $2.9 million charge recognized in the second quarter for a land duty tax in Australia related to our 2019 redomiciliation to Ireland that we are appealing. In addition, cash compensation costs in our central functions increased, as a result of both hiring in our central technology organization and our annual merit cycle. We also recognized higher third-party technology costs, as a result of continued adoption and usage of mass customization platform products that are developed by our central technology teams. These increases were partially offset by lower unallocated share-based compensation expense year over year of $9.5 million due to lower attainment associated with performance share units granted during the current fiscal year.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2025	2024	2023
Net cash provided by operating activities	$298,070	$350,722	$130,289
Net cash used in investing activities	(140,757)	(54,614)	(103,725)
Net cash used in financing activities	(135,921)	(222,552)	(177,106)
The cash flows during the year ended June 30, 2025 related primarily to the following items:
Cash inflows:
•Net income of $12.9 million
•Adjustments for non-cash items of $265.6 million primarily related to adjustments for depreciation and amortization of $141.1 million, share-based compensation costs of $58.9 million, deferred taxes of $42.0 million, and unrealized currency-related losses of $12.6 million
•Net working capital inflows of $19.6 million, primarily due to increases in accrued expenses, driven in part by our higher total cost base and the timing of payments
•Proceeds from the settlement of derivatives designated as hedging instruments of $5.4 million
•Proceeds from the maturity of held-to-maturity securities of $4.5 million
•Proceeds from the sale of assets of $3.1 million
•Proceeds from the exercise of options of $1.4 million
Cash outflows:
•Capital expenditures of $89.0 million, of which the majority is related to the purchase of manufacturing and automation equipment for our production facilities
•Purchases of our ordinary shares for $77.8 million
•Internal and external costs of $64.1 million for software and website development that we have capitalized
•Net repayments of debt of $25.0 million, including the impact of the refinancing of our 2026 Notes and amendment to our Senior Secured Credit Facility, as well as financing fees paid. Refer to Note 9 in the accompanying consolidated financial statements for additional details.
•Payment of withholding taxes in connection with share awards of $21.9 million, primarily driven by the vesting of restricted and performance share unit grants
•Payments for finance lease arrangements of $7.8 million
•Purchase of noncontrolling interests of $4.1 million
Additional Liquidity and Capital Resources Information. At June 30, 2025, we had $234.0 million of cash and cash equivalents and $1,604.5 million of debt, excluding debt issuance costs and debt premiums and discounts. During the year ended June 30, 2025, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the year ended June 30, 2025, we purchased and retired 1,193,355 of our ordinary shares for $77.8 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
Supply Chain Financing Program. As part of our ongoing efforts to manage our liquidity, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. We facilitate a voluntary supply chain finance program through a financial intermediary to allow our suppliers to receive funds earlier than our contractual payment date. We do not believe there is a substantial risk that our payment terms will be shortened in the near future. Refer to Note 16 of the accompanying consolidated financial statements for additional information.
Indefinitely Reinvested Earnings. As of June 30, 2025, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $93.8 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at June 30, 2025 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$100,002	$24,917	$35,469	$20,739	$18,877
Purchase commitments	391,373	133,888	135,259	116,918	5,308
Senior secured credit facility and interest payments (2)	1,266,875	79,464	1,185,798	1,613	—
2032 Notes and interest payments	815,392	38,719	77,438	77,438	621,797
Other debt	6,695	3,171	3,495	29	—
Finance leases, net of subleases (1)	34,512	8,407	9,930	5,708	10,467
Total (3)	$2,614,849	$288,566	$1,447,389	$222,445	$656,449
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of June 30, 2025 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $0.4 million as of June 30, 2025 have been excluded from the contractual obligations table above. See Note 12 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $4.6 million in the aggregate outstanding as of June 30, 2025.
Purchase Commitments. At June 30, 2025, we had unrecorded commitments under contract of $391.4 million. Purchase commitments consisted of third-party cloud services of $260.3 million; third-party fulfillment and digital services of $78.9 million; software of $37.4 million; professional and consulting fees of $6.3 million; production and computer equipment purchases of $2.9 million; insurance costs of $1.6 million; and other commitments of $2.8 million.
Senior Secured Credit Facility and Interest Payments. On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 and reduced the minimum credit spread on borrowing and the minimum commitment fee on unused balances, depending on our First Lien Leverage Ratio. Our $250.0 million senior secured revolving credit facility has $232.1 million unused as of June 30, 2025. There are no drawn amounts on the Revolving Credit

Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on September 26, 2029. Interest payable included in the above table is based on the interest rate as of June 30, 2025 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. As of June 30, 2025, we have borrowings under our Restated Credit Agreement of $1,072.8 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028.
2032 Senior Notes and Interest Payments. On September 26, 2024, we completed a private placement of $525.0 million in aggregate principal amount of senior unsecured notes due 2032 (the "2032 Notes"). We used the net proceeds from the 2032 Notes, together with cash on hand, to redeem all of the outstanding 2026 Notes, and pay associated accrued interest and all related financing fees. Our $525.0 million 2032 Notes bear interest at a rate of 7.375% per annum and mature on September 15, 2032. Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year. Refer to Note 9 in the accompanying consolidated financial statements for additional information.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of June 30, 2025, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 9 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2025, we had $6.7 million outstanding for those obligations that have repayments due on various dates through September 2028.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2025 is $30.3 million, net of accumulated depreciation of $35.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2025 amounts to $33.6 million.
Additional Non-GAAP Financial Measures
Constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures (which we refer to above as organic constant-currency revenue growth), in each case as defined and presented in the consolidated results of operations section above (with reconciliations to GAAP revenue growth), as well as adjusted EBITDA and adjusted free cash flow presented below, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We do not, nor do we suggest, that investors should consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
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
The table below sets forth net income (loss) and adjusted EBITDA for the years ended June 30, 2025, 2024, and 2023:

In thousands	Year Ended June 30,
	2025	2024	2023
Net income (loss)	$12,852	$177,808	$(185,715)
Exclude expense (benefit) impact of:
Income tax expense (benefit)	84,107	(49,362)	155,493
Loss (gain) on early extinguishment of debt	498	666	(6,764)
Interest expense, net	115,231	119,822	112,793
Other expense (income), net	13,582	(1,583)	(18,498)
Depreciation and amortization	141,131	151,764	162,428
Share-based compensation expense	58,879	65,584	39,682
Certain impairments and other adjustments	5,353	1,154	6,932
Restructuring-related charges	5,528	423	43,757
Include certain items that are a part of other (expense) income, net:
Realized (losses) gains on currency derivatives (1)	(3,994)	2,406	29,724
Adjusted EBITDA	$433,167	$468,682	$339,832
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2025, 2024, and 2023:

In thousands	Year Ended June 30,
	2025	2024	2023
Net cash provided by operating activities	$298,070	$350,722	$130,289
Purchases of property, plant and equipment	(89,024)	(54,927)	(53,772)
Capitalization of software and website development costs	(64,093)	(58,307)	(57,787)
Proceeds from the sale of assets	3,080	23,565	4,659
Adjusted free cash flow	$148,033	$261,053	$23,389

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
We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize the majority of our deferred revenue balance as revenue within three months subsequent to June 30, 2025.
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

We have issued PSUs that include a performance condition, in which compensation costs are recorded if it is probable that the performance condition will be achieved. The fair value is determined based on the quoted price of our ordinary shares on the date of the grant and our estimated attainment percentage of the related performance condition. Until the performance condition is measured, changes in the estimated attainment percentages may cause expense volatility since a cumulative expense adjustment will be recognized in the period a change occurs.
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
Goodwill, Indefinite-Lived Intangible Assets, and Other Definite Lived Long-Lived Assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used in those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. In addition to the specific factors mentioned above, we assess the following individual factors on an ongoing basis such as:

•A significant adverse change in legal factors or the business climate;
•An adverse action or assessment by a regulator;
•Unanticipated competition;
•A loss of key personnel; and
•A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

If the results of the qualitative analysis were to indicate that the fair value of a reporting unit is less than its carrying value, the quantitative test is required. Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology and in certain circumstances a market-based approach.

This analysis requires significant judgment and is based on our strategic plans and estimation of future cash flows, which is dependent on internal forecasts. Our annual analysis also requires significant judgment including the identification and aggregation of reporting units, as well as the determination of our discount rate and perpetual growth rate assumptions. We are required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. For the year ended June 30, 2025, we recognized no impairments.

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment during the year ended June 30, 2025, and we recognized no impairments.

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
As of June 30, 2025, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2025, we had $1,072.8 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2025, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of June 30, 2025, would result in a $8.3 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) used to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $22.6 million on our income before income taxes for the year ended June 30, 2025.

Item 8.         Financial Statements and Supplementary Data

CIMPRESS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cimpress plc and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' deficit and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition– Certain Physical Printed Products and Other Revenue

As described in Notes 2 and 14 to the consolidated financial statements, revenue is generated primarily from the sale and shipment of customized manufactured products. Revenues are recognized at a point in time when control of the promised products is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company’s consolidated revenue was $3.4 billion for the year ended June 30, 2025, of which a significant portion relates to certain physical printed products and other revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain physical printed products and other revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for certain physical printed products and other revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue for certain physical printed products and other revenue when control of the promised product is transferred to the customer. These procedures also included, among others (i) testing revenue recognition for a sample of certain physical printed products and other revenue transactions by obtaining and inspecting source documents, such as order confirmations, invoices, and proof of shipment or delivery; (ii) testing the timing of revenue recognition for a sample of certain physical printed products and other revenue transactions before and after period end by obtaining and inspecting source documents, such as order confirmations, invoices, and proof of shipment or delivery; and (iii) confirming a sample of outstanding customer invoice balances as of June 30, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as order confirmations, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 8, 2025

We have served as the Company’s auditor since 2014.

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$233,982	$203,775
Marketable securities	—	4,500
Accounts receivable, net of allowances of $7,957 and $7,219, respectively	68,289	64,576
Inventory	112,870	97,016
Prepaid expenses and other current assets	87,465	88,112
Total current assets	502,606	457,979
Property, plant and equipment, net	302,494	265,177
Operating lease assets, net	83,951	78,681
Software and website development costs, net	104,764	92,212
Deferred tax assets	61,086	95,059
Goodwill	826,156	787,138
Intangible assets, net	58,348	76,560
Other assets	28,739	39,351
Total assets	$1,968,144	$1,892,157
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$332,110	$326,656
Accrued expenses	304,085	245,931
Deferred revenue	47,975	46,118
Short-term debt	9,085	12,488
Operating lease liabilities, current	22,064	19,634
Other current liabilities	43,343	13,136
Total current liabilities	758,662	663,963
Deferred tax liabilities	23,308	24,701
Long-term debt	1,576,178	1,591,807
Operating lease liabilities, non-current	66,196	61,895
Other liabilities	107,246	76,305
Total liabilities	2,531,590	2,418,671
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 13)	19,057	22,998
Shareholders’ deficit:
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,448,572 and 43,051,269 shares issued, respectively; 24,477,325 and 25,080,022 shares outstanding, respectively	597	604
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	592,315	570,283
Retained earnings	225,117	272,881
Accumulated other comprehensive loss	(37,969)	(30,364)
Total shareholders’ deficit attributable to Cimpress plc	(583,490)	(550,146)
Noncontrolling interests (Note 13)	987	634
Total shareholders' deficit	(582,503)	(549,512)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,968,144	$1,892,157

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2025	2024	2023
Revenue	$3,403,079	$3,291,856	$3,079,627
Cost of revenue (1)	1,785,635	1,695,062	1,640,625
Technology and development expense (1)	334,035	321,968	302,257
Marketing and selling expense (1)	814,018	789,872	773,970
General and administrative expense (1)	218,531	205,737	209,246
Amortization of acquired intangible assets	19,062	31,443	46,854
Restructuring expense (1)	5,528	423	43,757
Impairment of goodwill	—	—	5,609
Income from operations	226,270	247,351	57,309
Other (expense) income, net	(13,582)	1,583	18,498
Interest expense, net	(115,231)	(119,822)	(112,793)
(Loss) gain on early extinguishment of debt	(498)	(666)	6,764
Income (loss) before income taxes	96,959	128,446	(30,222)
Income tax expense (benefit)	84,107	(49,362)	155,493
Net income (loss)	12,852	177,808	(185,715)
Add: Net loss (income) attributable to noncontrolling interests	2,100	(4,126)	(263)
Net income (loss) attributable to Cimpress plc	$14,952	$173,682	$(185,978)
Basic net income (loss) per share attributable to Cimpress plc	$0.60	$6.64	$(7.08)
Diluted net income (loss) per share attributable to Cimpress plc	$0.58	$6.43	$(7.08)
Weighted average shares outstanding — basic	24,923,797	26,151,968	26,252,860
Weighted average shares outstanding — diluted	25,636,865	27,004,687	26,252,860
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Year Ended June 30,
	2025	2024	2023
Cost of revenue	$803	$820	$474
Technology and development expense	19,715	20,869	13,002
Marketing and selling expense	9,047	11,680	5,693
General and administrative expense	29,314	32,215	20,513
Restructuring expense	—	—	2,440

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended June 30,
	2025	2024	2023
Net income (loss)	$12,852	$177,808	$(185,715)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains, net of hedges	1,035	6,530	498
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(4,210)	7,087	9,991
Amounts reclassified from accumulated other comprehensive loss to net income (loss) for derivative instruments	(3,310)	(8,595)	(2,873)
Loss on pension benefit obligation, net	(459)	(350)	(270)
Comprehensive income (loss)	5,908	182,480	(178,369)
Add: Comprehensive loss (income) attributable to noncontrolling interests	1,437	(4,102)	4,459
Total comprehensive income (loss) attributable to Cimpress plc	$7,345	$178,378	$(173,910)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2022	44,084	$615	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	7	—	—	—	275	—	—	275
Restricted share units vested, net of shares withheld for taxes	225	—	—	—	(4,777)	—	—	(4,777)
Share-based compensation expense	—	—	—	—	42,953	—	—	42,953
Net loss attributable to Cimpress plc	—	—	—	—	—	(185,978)	—	(185,978)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	7,236	—	7,236
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	7,118	7,118
Foreign currency translation, net of hedges	—	—	—	—	—	—	5,220	5,220
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	(270)	(270)
Balance at June 30, 2023	44,316	615	(17,971)	(1,363,550)	539,454	235,396	(35,060)	(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	45	—	—	—	2,102	—	—	2,102
Purchase and cancellation of ordinary shares	(1,723)	(19)	—	—	(21,890)	(135,073)	—	(156,982)
Share-based awards vested, net of shares withheld for taxes	413	8	—	—	(16,432)	—	—	(16,424)
Share-based compensation expense	—	—	—	—	67,049	—	—	67,049
Net income attributable to Cimpress plc	—	—	—	—	—	173,682	—	173,682
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(1,124)	—	(1,124)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(1,508)	(1,508)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,554	6,554
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	(350)	(350)
Balance at June 30, 2024	43,051	604	(17,971)	(1,363,550)	570,283	272,881	(30,364)	(550,146)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	29	—	—	—	1,375	—	—	1,375
Purchase and cancellation of ordinary shares	(1,192)	(13)	—	—	(16,608)	(61,154)	—	(77,775)
Restricted share units vested, net of shares withheld for taxes	561	6	—	—	(21,938)	—	—	(21,932)
Share-based compensation expense	—	—	—	—	59,203	—	—	59,203
Net income attributable to Cimpress plc	—	—	—	—	—	14,952	—	14,952
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(1,562)	—	(1,562)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(7,520)	(7,520)
Foreign currency translation, net of hedges	—	—	—	—	—	—	374	374
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	(459)	(459)
Balance at June 30, 2025	42,449	$597	(17,971)	$(1,363,550)	$592,315	$225,117	$(37,969)	$(583,490)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2025	2024	2023
Operating activities
Net income (loss)	$12,852	$177,808	$(185,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,131	151,764	162,428
Share-based compensation expense	58,879	65,584	42,122
Impairment of goodwill	—	—	5,609
Deferred taxes	41,971	(94,442)	114,912
Loss (gain) on early extinguishment of debt	123	515	(6,764)
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net income	37,734	(4,992)	34,393
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(25,104)	116	(11,988)
Other non-cash items	10,845	1,615	13,235
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,619	161	(4,243)
Inventory	(7,052)	11,778	11,352
Prepaid expenses and other assets	7,833	15,560	1,768
Accounts payable	(18,741)	39,276	(28,872)
Accrued expenses and other liabilities	33,980	(14,021)	(17,948)
Net cash provided by operating activities	298,070	350,722	130,289
Investing activities
Purchases of property, plant and equipment	(89,024)	(54,927)	(53,772)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	—	(4,130)
Business acquisitions, net of cash acquired	(658)	(3,621)	(498)
Capitalization of software and website development costs	(64,093)	(58,307)	(57,787)
Proceeds from the sale of assets	3,080	23,565	4,659
Purchases of marketable securities	—	—	(84,030)
Proceeds from maturity of held-to-maturity investments	4,500	38,676	92,110
Proceeds from the settlement of derivatives designated as hedging instruments	5,438	—	—
Other investing activities	—	—	(277)
Net cash used in investing activities	(140,757)	(54,614)	(103,725)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	525,000	—	—
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	(522,135)	(24,471)	(44,994)
Proceeds from borrowings of debt	41,720	205,775	48,264
Payments of debt	(57,903)	(219,722)	(61,310)
Payments of debt issuance costs	(11,647)	(2,076)	(51)
Payments of purchase consideration included in acquisition-date fair value	—	—	(7,100)
Payments of withholding taxes in connection with equity awards	(21,932)	(16,424)	(4,448)
Payments of finance lease obligations	(7,833)	(10,140)	(8,290)
Purchase of noncontrolling interests	(4,058)	(65)	(95,567)
Purchase of ordinary shares	(77,775)	(156,982)	—
Proceeds from issuance of ordinary shares	1,375	2,102	327
Distributions to noncontrolling interests	(821)	(549)	(3,652)
Other financing activities	88	—	(285)
Net cash used in financing activities	(135,921)	(222,552)	(177,106)
Effect of exchange rate changes on cash	8,815	(94)	3,802
Net increase (decrease) in cash and cash equivalents	30,207	73,462	(146,740)
Cash and cash equivalents at beginning of period	203,775	130,313	277,053
Cash and cash equivalents at end of period	$233,982	$203,775	$130,313
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	110,138	132,272	113,952
Cash received for interest	12,368	14,169	11,451
Cash paid for income taxes	33,288	49,414	31,184
Non-cash investing and financing activities
Property and equipment acquired under finance leases	3,312	4,562	20,303
Amounts accrued related to property, plant and equipment	11,387	9,991	9,403
Amounts accrued related to capitalized software development costs	402	125	185

See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically focused collection of businesses that specialize in print mass customization, through which we deliver large volumes of individually small-sized customized orders of printed materials and promotional products. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $569 and $563 as of June 30, 2025 and 2024, respectively, and are included in other assets in the accompanying consolidated balance sheets.
For bank accounts that are overdrawn at the end of a reporting period, including any net negative balance in our notional cash pool, we reclassify these overdrafts to short-term debt on our consolidated balance sheets. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to other current liabilities.

Marketable Securities
At times, we hold certain investments that are classified as held-to-maturity as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S. Treasury securities, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium term notes. We invest in securities with a remaining maturity of two years or less. As the investments are classified as held-to-maturity, they are recorded at amortized cost and interest income is recorded as it is earned within interest expense, net.

We assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for any period presented.
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
Amortization of previously capitalized amounts in the years ended years ended June 30, 2025, 2024, and 2023 was $62,775, $62,590, and $57,086, respectively, resulting in accumulated amortization of $345,692 and $286,605 at June 30, 2025 and 2024, respectively.
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

We recognized no goodwill impairment charges during the years ended June 30, 2025 and 2024. For the year ended June 30, 2023, we recognized a goodwill impairment charge of $5,609. The charge is a partial impairment of the goodwill for one of our reporting units within our All Other Businesses reportable segment. Refer to Note 7 for additional details regarding the annual goodwill impairment test.

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
Shareholders' Deficit

Ordinary and Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. Our various share-based compensation programs entitle recipients to receive issuances of Cimpress ordinary shares upon the vesting of awards which meet applicable performance criteria. We reissue treasury shares as part of our share-based compensation programs and as consideration for some of our acquisition transactions. Upon issuance of treasury shares in conjunction with these programs, we determined the cost using the average cost method. We issue new ordinary shares to meet the needs of our share-based compensation programs.

We retire ordinary shares from time to time. Upon retirement, these shares become classified as authorized and unissued shares. The retirement of ordinary shares are accounted for as a reduction to the nominal value of our ordinary shares outstanding and additional paid in capital in proportion to the amount of total shares outstanding, with the remaining repurchase value recognized as a reduction to retained earnings.

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

Subsidiary Equity Option Awards

During fiscal year 2025, we granted subsidiary-level option awards, which provides the founder group of one of our businesses with the option to purchase a 5.25% minority equity interest in each of the principal businesses that are included in our PrintBrothers reportable segment. The option awards have an expiration date of January 15, 2026, and upon exercise the underlying shares are subject to a ten-year lockup period, while the holders are subjected to non-compete provisions over the period in which they are shareholders, plus an additional two years. The fair value of the share option is determined as of the grant date using the Black-Scholes valuation model and the fair value is recognized ratably as expense over the non-compete period, as the provision is deemed to be substantive. The expense associated with the subsidiary option is currently recognized as a liability within other liabilities on our consolidated balance sheets and upon exercise of the option, the related balance will be reclassified to noncontrolling interests.

No material expense was recognized for any period presented.
Revenue Recognition

We generate revenue primarily from the sale and shipment of physical printed products. We also generate revenue, to a much lesser extent (and primarily in our Vista business) from digital services, website design and hosting, professional design services, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenues are recognized when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping revenues are recognized when control of the related products is transferred to the customer. For design service arrangements, we recognize revenue when the services are complete. A portion of this revenue relates to design contests in which we have determined that we are the principal in the arrangement as we satisfy our contractual performance obligation to provide the customer with the benefit of our platform and network of designers.

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

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occurs shortly after cash payment and we expect to recognize the majority of our deferred revenue balance as revenue within three months subsequent to our fiscal year end.

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

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2025, 2024, and 2023 was $446,343, $436,494, and $417,886, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2025, 2024, and 2023 was $65,003, $62,655, and $58,819, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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
Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net.

	Year Ended June 30,
	2025	2024	2023
(Losses) gains on derivatives not designated as hedging instruments (1)	$(35,027)	$3,915	$3,311
Currency-related gains (losses), net (2)	21,090	(2,818)	16,350
Other gains (losses)	355	486	(1,163)
Total other (expense) income, net	$(13,582)	$1,583	$18,498
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as the ineffective portion of certain interest rate swap contracts that have been de-designated from hedge accounting. For contracts not designated as hedging instruments, we realized gains (losses) of $2,706, $(1,078) and $39,133, respectively, for the fiscal years ended June 30, 2025, 2024 and 2023. Refer to Note 4 for additional details relating to our derivative contracts.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Year Ended June 30,
	2025	2024	2023
Weighted average shares outstanding, basic	24,923,797	26,151,968	26,252,860
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/PSUs/warrants (1)	713,068	852,719	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress plc	25,636,865	27,004,687	26,252,860
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress plc (1)(2)	1,001,612	96,207	2,834,351
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
(2) On May 1, 2020, we entered into a financing arrangement, which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the years ended June 30, 2025 and 2024, the average market price of our ordinary shares was higher than the strike price of the warrants; therefore, the weighted average dilutive effect of the warrants were 147,329 and 220,668, respectively. For the year ended June 30, 2023, the average share price was below the strike price for the full fiscal year; therefore, the total 1,055,377 outstanding warrants were considered anti-dilutive.
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

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2025 and 2024. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2025, 2024, and 2023.

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

Recently Issued or Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which requires enhanced disclosures about significant segment expenses and introduces a reconciliation between segment revenue and segment profitability metrics. As required, we've adopted the standard in the current fiscal year and incorporated all expanded disclosure requirements in Note 14.

Accounting Standards to be Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09), which provides authoritative guidance about expanded annual disclosure requirements for the income tax rate reconciliation and income taxes paid by jurisdiction. The expanded disclosure requirements will be effective starting with our annual report for the fiscal year ending June 30, 2026. Early adoption is permitted, but we did not early adopt this standard.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03), which provides authoritative guidance around the expanded disclosure requirements for disaggregation of each relevant expense caption on the income statement within the footnotes as well as a qualitative description of the amounts remaining in these relevant expense captions that are not separately disaggregated quantitatively in order to improve transparency and provide more detailed insight into the nature of expenses reported. The expanded disclosure requirements will be effective starting with our annual report for the fiscal year ending June 30, 2027. Early adoption is permitted, but we do not intend to early adopt this standard.

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

	June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$9,497	$—	$9,497	$—
Currency forward contracts	1,191	—	1,191	—
Total assets recorded at fair value	$10,688	$—	$10,688	$—

Liabilities
Cross-currency swap contracts	$(31,982)	$—	$(31,982)	$—
Currency forward contracts	(32,529)	—	(32,529)	—
Currency option contracts	(5,801)	—	(5,801)	—
Total liabilities recorded at fair value	$(70,312)	$—	$(70,312)	$—

	June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$18,830	$—	$18,830	$—
Cross-currency swap contracts	1,043	—	1,043	—
Currency forward contracts	3,642	—	3,642	—
Currency option contracts	137	—	137	—
Total assets recorded at fair value	$23,652	$—	$23,652	$—

Liabilities
Currency forward contracts	$(856)	$—	$(856)	$—
Currency option contracts	(2,180)	—	(2,180)	—
Total liabilities recorded at fair value	$(3,036)	$—	$(3,036)	$—

During the years ended June 30, 2025 and 2024, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Our held-to-maturity marketable securities are recognized at an amortized cost. As of June 30, 2025, we had no held-to-maturity securities. The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of June 30, 2024. The fair value was determined using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy. We did not record an allowance for credit losses and impairments for these marketable securities during any period presented.

	June 30, 2024
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$1,500	$(1)	$1,499
U.S. government securities	3,000	(4)	2,996
Total held-to-maturity securities	$4,500	$(5)	$4,495

As of June 30, 2025 and June 30, 2024, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2025 and June 30, 2024, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,604,513 and $1,616,607, respectively, and the fair value was 1,582,599 and $1,617,364, respectively. Our debt at June 30, 2025 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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
As of June 30, 2025, we estimate that $3,084 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2026. As of June 30, 2025, we had eight effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2025 (1)	$250,000
Contracts with a future start date	320,000
Total	$570,000
________________________
(1) Based on contracts outstanding as of June 30, 2025, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $250,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. dollar. As of June 30, 2025, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
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
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2025, 2024 and 2023, we experienced volatility within other (expense) income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
In most cases, we enter into these currency derivative contracts, for which we do not apply hedge accounting, in order to address the risk for certain currencies where we have a net exposure to adjusted EBITDA, a non-GAAP financial metric. Adjusted EBITDA exposures are our focus for the majority of our mark-to-market currency forward and option contracts because a similar metric is referenced within the debt covenants of our amended and restated senior secured credit agreement (refer to Note 9 for additional information about this agreement). Our most significant net currency exposures by volume are the Euro and the British Pound (GBP). Our adjusted EBITDA hedging approach results in addressing nearly all of our forecasted Euro and GBP net exposures for the upcoming twelve months, with a declining hedged percentage out to twenty-four months. For certain other currencies with a smaller net impact, we hedge nearly all of our forecasted net exposures for the upcoming six months, with a declining hedge percentage out to fifteen months.

As of June 30, 2025, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$853,938	September 2023 through June 2025	Various dates through June 2027	670	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2025 and June 30, 2024. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$9,636	$(139)	$9,497	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(31,982)	—	(31,982)
Currency forward contracts	Other assets	—	—	—	Other liabilities	(148)	—	(148)
Total derivatives designated as hedging instruments		$9,636	$(139)	$9,497		$(32,130)	$—	$(32,130)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$1,238	$(47)	$1,191	Other current liabilities / other liabilities	$(34,941)	$2,560	$(32,381)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(5,801)	—	(5,801)
Total derivatives not designated as hedging instruments		$1,238	$(47)	$1,191		$(40,742)	$2,560	$(38,182)

	June 30, 2024
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$18,830	$—	$18,830	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	1,043	—	1,043	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$19,873	$—	$19,873		$—	$—	$—

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,549	$(1,907)	$3,642	Other current liabilities / other liabilities	$(1,084)	$228	$(856)
Currency option contracts	Other current assets / other assets	212	(75)	137	Other current liabilities / other liabilities	(2,351)	171	(2,180)
Total derivatives not designated as hedging instruments		$5,761	$(1,982)	$3,779		$(3,435)	$399	$(3,036)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the years ended June 30, 2025, 2024, and 2023.

	Year Ended June 30,
	2025	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$(4,209)	$5,528	$11,151
Cross-currency swap	—	1,559	(1,160)
Derivatives in net investment hedging relationships
Cross-currency swaps	(27,587)	—	—
Intercompany loan	615	15,754	(8,384)
Currency forward contracts	(148)	(1,080)	—
Total	$(31,329)	$21,761	$1,607

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2025, 2024, and 2023.

	Amount of Net (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2025	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swaps	$(4,022)	$(7,730)	$(4,851)	Interest expense, net
Cross-currency swap	—	(2,617)	903	Other (expense) income, net
Total before income tax	(4,022)	(10,347)	(3,948)	Income (loss) before income taxes
Income tax	712	1,752	1,075	Income tax expense (benefit)
Total	$(3,310)	$(8,595)	$(2,873)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the years ended June 30, 2025, 2024, and 2023 for derivative instruments for which we did not elect hedge accounting.

	Amount of (Loss) Gain Recognized in Net Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2025	2024	2023
Currency contracts	$(35,027)	$3,915	$3,311	Other (expense) income, net
Total	$(35,027)	$3,915	$3,311
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $(197), $(10,985), and $4,013 for the years ended June 30, 2025, 2024, and 2023, respectively.

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2022	$5,179	$(86)	$(52,221)	$(47,128)
Other comprehensive income (loss) before reclassifications	9,991	(106)	5,220	15,105
Amounts reclassified from accumulated other comprehensive loss to net loss	(2,873)	(164)	—	(3,037)
Net current period other comprehensive income (loss)	7,118	(270)	5,220	12,068
Balance as of June 30, 2023	12,297	(356)	(47,001)	(35,060)
Other comprehensive income (loss) before reclassifications	7,087	(350)	6,554	13,291
Amounts reclassified from accumulated other comprehensive loss to net income	(8,595)	—	—	(8,595)
Net current period other comprehensive (loss) income	(1,508)	(350)	6,554	4,696
Balance as of June 30, 2024	10,789	(706)	(40,447)	(30,364)
Other comprehensive (loss) income before reclassifications	(4,210)	(459)	374	(4,295)
Amounts reclassified from accumulated other comprehensive loss to net income	(3,310)	—	—	(3,310)
Net current period other comprehensive (loss) income	(7,520)	(459)	374	(7,605)
Balance as of June 30, 2025	$3,269	$(1,165)	$(40,073)	$(37,969)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2025 and 2024, the translation adjustment is inclusive of both realized and unrealized effects of our net investment hedges. (Losses) Gains on currency forward and swap contracts, net of tax, of $(9,406) and $15,042 have been included in accumulated other comprehensive loss as of June 30, 2025 and 2024, respectively. Intercompany loan hedge gains of $42,159 and $48,270, net of tax, have been included in accumulated other comprehensive loss as of June 30, 2025 and 2024, respectively.

6. Property, Plant and Equipment, Net
    Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2025	2024
Land improvements	10 years	$3,770	$3,670
Building and building improvements	10 - 30 years	157,338	154,800
Machinery and production equipment	4 - 10 years	453,864	405,581
Machinery and production equipment under finance lease	4 - 10 years	66,021	56,356
Computer software and equipment	3 - 5 years	95,576	92,865
Furniture, fixtures and office equipment	5 - 7 years	37,954	33,694
Leasehold improvements	Shorter of lease term or expected life of the asset	55,655	51,159
Construction in progress		21,609	15,964
		891,787	814,089
Less accumulated depreciation, inclusive of assets under finance lease		(610,895)	(569,857)
		280,892	244,232
Land		21,602	20,945
Property, plant, and equipment, net		$302,494	$265,177

    Depreciation expense, inclusive of assets under finance leases, totaled $61,890, $59,373, and $59,841 for the years ended June 30, 2025, 2024, and 2023, respectively.
7. Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2025 and 2024 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2023	$295,731	$141,092	$149,797	$194,921	$781,541
Acquisitions (1)	—	2,701	—	—	2,701
Adjustments	—	7,319	—	—	7,319
Effect of currency translation adjustments (2)	(446)	(1,868)	(2,109)	—	(4,423)
Balance as of June 30, 2024	295,285	149,244	147,688	194,921	787,138
Acquisitions (1)	—	1,121	—	—	1,121
Effect of currency translation adjustments (2)	9,521	14,415	13,961	—	37,897
Balance as of June 30, 2025	$304,806	$164,780	$161,649	$194,921	$826,156
________________________
(1) In each of the fiscal years 2025 and 2024, we acquired an immaterial business that is included in our PrintBrothers reportable segment, which resulted in the recognition of goodwill of $1,121 and $2,701, respectively.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
Annual Impairment Review
Fiscal year 2025
Our goodwill accounting policy establishes an annual goodwill impairment test date of May 31. We identified eight reporting units with goodwill individually. We considered the timing of our most recent fair value assessments, associated headroom, actual operating results as compared to the forecasts used to assess fair value, the current long-term forecasts for each reporting unit, and the general economic environment of each reporting unit. After performing this qualitative assessment, we determined that there was no indication the carrying values for any of these reporting units exceeded their respective fair values. We concluded that sufficient headroom between the most recent estimated fair value and carrying value existed. Therefore, no quantitative goodwill impairment test was required for any of our reporting units and there were no events that caused us to update our annual impairment test.

Fiscal year 2024
For our annual goodwill impairment test date of May 31, 2024, after performing the initial qualitative assessment, we determined that there was no indication the carrying values for six of our eight reporting units exceeded their respective fair values. For the two remaining reporting units, which included Exaprint, which is part of The Print Group reportable segment, and BuildASign, which is included in the All Other Businesses reportable segment, we performed a quantitative goodwill impairment test that compared the estimated fair value to carrying value. We used the income approach, specifically the discounted cash flow method, to derive the fair value. As required, prior to performing the quantitative goodwill impairment test for the two reporting units mentioned above, we first evaluated the recoverability of long-lived assets and concluded that no impairment of long-lived assets existed. For both reporting units, we concluded that sufficient headroom between the estimated fair value and carrying value existed and that no goodwill impairment was identified.
Fiscal year 2023
During the year ended June 30, 2023, we concluded that an impairment existed in one of our reporting units, which is included in our All Other Businesses reportable segment. The impairment was driven in part by declines in revenue growth rates and lower near-term cash flow forecasts. We recognized an impairment charge of $5,609, using a WACC of 17.0%, resulting in a post-impairment goodwill balance of $8,824 at June 30, 2023.
Acquired Intangible Assets

	June 30, 2025			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$146,240	$(95,690)	$50,550	$141,364	$(82,482)	$58,882
Developed technology	96,916	(96,178)	738	94,038	(89,787)	4,251
Customer relationships	197,314	(196,931)	383	187,343	(183,718)	3,625
Customer network and other	25,227	(18,550)	6,677	24,215	(15,940)	8,275
Print network	25,799	(25,799)	—	23,573	(22,046)	1,527
Total intangible assets	$491,496	$(433,148)	$58,348	$470,533	$(393,973)	$76,560

    Acquired intangible assets amortization expense for the years ended June 30, 2025, 2024, and 2023 was $19,062, $31,443, and $46,854 respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2026	$12,164
2027	11,041
2028	8,920
2029	7,018
2030	6,291
Thereafter	12,914
$58,348

8. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2025	June 30, 2024
Compensation costs	$87,781	$80,844
Income and indirect taxes	63,667	46,499
Advertising costs	25,428	23,524
Third-party manufacturing and digital content costs	20,018	17,608
Shipping costs	12,796	10,088
Variable compensation incentives	12,416	9,263
Interest payable	12,346	3,658
Sales returns	5,413	5,181
Professional fees	3,061	2,596
Restructuring costs	3,090	370
Other	58,069	46,300
Total accrued expenses	$304,085	$245,931

Other current liabilities included the following:

	June 30, 2025	June 30, 2024
Short-term derivative liabilities (1)	20,969	4,833
Mandatorily redeemable noncontrolling interest (2)	$10,673	$—
Current portion of finance lease obligations	9,121	8,323
Other	2,580	(20)
Total other current liabilities	$43,343	$13,136
Other liabilities included the following:

	June 30, 2025	June 30, 2024
Long-term derivative liabilities (1)	52,089	584
Long-term finance lease obligations	$24,501	$28,037
Long-term compensation incentives	16,919	17,127
Mandatorily redeemable noncontrolling interest (2)	—	9,608
Other	13,737	20,949
Total other liabilities	$107,246	$76,305
________________________
(1) The increase in short-term and long-term derivative liabilities is primarily due to the increase in unrealized losses associated with forward contracts that are intended to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. The increase in unrealized losses is primarily due to the weakening of the U.S. dollar against certain currencies, including the Euro and GBP, which are our most significant currency exposures. Refer to Note 4 for additional details relating to our derivative contracts.
(2) During the current fiscal year, the mandatorily redeemable noncontrolling interests were reclassified from long-term liabilities to current liabilities, since we were required to purchase the outstanding equity interests during fiscal year 2026.

9. Debt

	June 30, 2025	June 30, 2024
7.375% Senior Notes due 2032 (1)	$525,000	$—
7.0% Senior Notes due 2026 (1)	—	522,135
Senior secured credit facility	1,072,818	1,084,627
Other	6,695	9,845
Debt issuance costs and discounts, net of debt premiums	(19,250)	(12,312)
Total debt outstanding, net	1,585,263	1,604,295
Less: short-term debt (2)	9,085	12,488
Long-term debt	$1,576,178	$1,591,807
_____________________
(1) On September 26, 2024, we completed a private placement of $525,000 in aggregate principal amount of 7.375% Senior Notes due 2032. We used the net proceeds of this offering plus cash on hand to redeem the $522,135 in aggregate principal amount of our 7.0% Senior Notes due 2026 and pay the associated interest and financing fees.
(2) Balances as of June 30, 2025 and June 30, 2024 are inclusive of short-term debt issuance costs, debt premiums and discounts of $4,895 and $3,492, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of June 30, 2025, we were in compliance with all covenants in those debt contracts, including our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") and the indenture governing our 2032 Notes.
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
No other material changes were made to the terms of the Term Loan B or the Restated Credit Agreement, and the maturity date of the Term Loan B is still May 17, 2028. For the year ended June 30, 2025, we recognized a loss on extinguishment of debt as part of this refinancing of $696.
Our Restated Credit Agreement consists of the following as of June 30, 2025:
•a $1,072,818 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 2.50%, and
•a $250,000 senior secured revolving credit facility with a maturity date of September 26, 2029 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
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
As of June 30, 2025, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 6.43%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.30% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.

Senior Notes
On September 26, 2024, we completed a private placement of $525,000 in aggregate principal amount of 7.375% senior unsecured notes due September 15, 2032 (the "2032 Notes"). We issued the 2032 Notes pursuant to a senior notes indenture dated as of September 26, 2024, among Cimpress plc, our subsidiary guarantors, and U.S Bank Trust Company, as trustee (the "Indenture"). We used the net proceeds from the 2032 Notes, together with cash on hand, to redeem all of the outstanding 7.0% senior unsecured notes due 2026 (the "2026 Notes") at a redemption price equal to par of the principal amount, to pay all accrued unpaid interest thereon, and to pay all fees and expenses related to the redemption and offering. For the year ended June 30, 2025, we recognized a gain on the extinguishment of debt as part of this refinancing of $198.
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
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2025 and June 30, 2024, we had $6,695 and $9,845, respectively, outstanding for those obligations that are payable through September 2028.
10. Shareholders' Deficit
Warrants
In fiscal year 2020, in conjunction with our issuance of our 12% Senior Secured Notes due 2025, which we subsequently redeemed in fiscal year 2021, we also issued 7-year warrants to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares at the time of issuance. The warrants, which currently remain outstanding, are accounted for as equity, as they are redeemable only in our own shares, with an exercise price of $60 per share. The warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

The fair value used for the warrants in this allocation was calculated using the Monte Carlo valuation model. The valuation of the notes and warrants resulted in a carrying value allocated to the warrants of $22,432, which, in addition to being accounted for as an equity instrument recorded in additional paid in capital, was included as a discount to the 12% Senior Secured Notes.
Share-based awards

On November 25, 2020, our shareholders approved our 2020 Equity Incentive Plan (the "2020 Plan"). Upon approval, we ceased granting new awards under any of our prior equity plans – the 2016 Performance Equity Plan, 2011 Equity Incentive Plan, and 2005 Non-Employee Directors' Share Option Plan, and we now grant all equity awards under the 2020 Plan. Some awards previously granted under the former plans remain outstanding and are governed by their original terms.

The 2020 Plan allows us to grant share options, share appreciation rights, restricted shares, restricted share units, other share-based awards, and dividend equivalent rights to our employees, officers, non-employee directors, consultants, and advisors. The maximum number of ordinary shares authorized for issuance under the 2020 Plan is 7,500,000, plus an additional number of shares equal to the number of PSUs outstanding under the 2016 Performance Equity Plan that expire, terminate, or are otherwise surrendered, canceled, or forfeited.
As of June 30, 2025, 2,211,747 ordinary shares were available for future awards under our 2020 Plan. For PSUs where the performance condition has not been completed, we assumed that we would issue the maximum potential ordinary shares based on the terms described below.
Performance share units
During the prior fiscal year, we issued PSUs (the "2024 PSUs") as part of our long-term incentive program. The 2024 PSUs include both a service and performance condition. The performance condition for these awards was based on one-year financial targets for fiscal year 2024 revenue, adjusted EBITDA, and unlevered free cash flow. Actual shares issued for each grant could range from 0% to 160% of the number of 2024 PSUs granted based on the attainment of the performance condition.
During the current fiscal year, we issued PSUs (the "2025 PSUs") as part of our long-term incentive program. The 2025 PSUs include both a service and performance condition. The performance condition for these awards is based on one-year financial targets for fiscal year 2025 revenue, adjusted EBITDA, and unlevered free cash flow. On May 23, 2025, the Compensation Committee of Cimpress' Board of Directors amended the terms of the 2025 PSUs to incorporate a minimum performance attainment of 60%, subject to the Compensation Committee's discretion to account for non-recurring items, that previously had been 0%. The change of terms impacted all 276 PSU grant recipients for the 2025 PSUs with awards outstanding as of the modification date. The modification resulted in incremental compensation expense of $4.8 million from the awards for which estimated attainment as of the modification date was below 60%. Actual shares issued for each grant will range from 60% to 160% of the number of 2025 PSUs granted based on the attainment of the performance condition, subject to the Compensation Committee's discretion to account for non-recurring items. The final measurement of the performance condition will occur during the first quarter of fiscal year 2026.
All other outstanding PSUs entitle the recipient to receive Cimpress ordinary shares between 0% and 250% of the number of units, based upon service vesting requirements and the achievement of a compounded annual growth rate target based on Cimpress' three-year moving average share price. PSU awards with a grant date prior to fiscal year 2020 and PSU awards granted before fiscal year 2025 to our Chief Executive Officer and Board of Directors are assessed for achievement annually in years 6 - 10 following the grant date and awards with a grant date in or after fiscal year 2020 and before fiscal year 2025 (other than to the CEO and Board) will be assessed annually for achievement in years 4 - 8 following the grant date.

A summary of our PSU activity and related information for the fiscal year ended June 30, 2025 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,934,853	$109.48
Granted	685,291	80.80
Vested and distributed	(324,909)	70.22
Forfeited	(34,776)	76.51
Outstanding at the end of the period	2,260,459	$106.93	$106,242
The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2025, 2024, and 2023 was $80.80, $70.21, and $17.61, respectively. The total intrinsic value of PSUs outstanding as of June 30, 2025, 2024, and 2023 was $106,242, $169,512, and $83,376, respectively. The total intrinsic value of PSUs assumes that the performance condition is met at target; however, it is possible that a portion or all of these PSUs granted before fiscal year 2024 will not achieve the associated market condition. As of June 30, 2025, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on the terms of each program as described above, the actual issuance of shares could range from a minimum of 685,084 shares to a maximum of 4,623,522 shares.
Restricted share units

    The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2025 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	1,103,713	$62.59
Granted	377,492	83.71
Vested and distributed	(538,975)	65.61
Forfeited	(76,349)	62.84
Unvested at the end of the period	865,881	$69.89	$40,696
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2025, 2024, and 2023 was $83.71, $71.42, and $44.25, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2025, 2024, and 2023 was $38,110, $47,661, and $13,544, respectively.
Share options
We have granted options to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and that generally vest over four years with a contractual term of ten years.
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
We did not grant any share options in fiscal years 2025 or 2024. Weighted-average values used for option awards in fiscal year 2023 were as follows:

Year Ended June 30,
2023
Risk-free interest rate	3.06%
Expected dividend yield	—%
Expected term (years)	4.01
Expected volatility	61.99%
Weighted average fair value of options granted	$22.83
A summary of our share option activity and related information for the year ended June 30, 2025 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	338,593	$46.39	7.3	$13,956
Exercised	(29,784)	46.20
Forfeited/expired	(20,902)	52.56
Outstanding at the end of the period	287,907	$45.96	7.0	$344
Exercisable at the end of the period	200,106	$46.11	7.0	$223
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2025. The total intrinsic value of options exercised during the fiscal years ended June 30, 2025, 2024, and 2023 was $1,318, $1,816 and $41, respectively.
Share-based compensation
Total share-based compensation costs were $58,879, $65,584, and $42,122 for the years ended June 30, 2025, 2024, and 2023, respectively, and we recognize the impact of forfeitures as they occur. Share-based compensation costs capitalized as part of software and website development costs were $3,808, $3,160, and $1,879 for the years ended June 30, 2025, 2024, and 2023, respectively.
For the years ended June 30, 2025, 2024, and 2023, we recognized tax benefits on total share-based compensation costs, as part of income tax expense (benefit) of $10,797, $11,970, and $7,649, respectively. For the years ended June 30, 2025, 2024, and 2023, tax benefit (expense) related to awards vested or exercised was $426, $1,190, and ($2,514), respectively.
As of June 30, 2025, there was $68,370 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.
Purchase and retirement of ordinary shares
During the year ended June 30, 2025, we repurchased 1,193,355 of our ordinary shares for $77,775. The shares were immediately retired after repurchase and therefore have been classified as authorized and unissued shares as of June 30, 2025. The retirement of the repurchased ordinary shares resulted in a reduction in ordinary shares of $13, as well as a reduction to additional paid in capital and retained earnings of $16,608 and $61,154, respectively.

11. Employees' Savings Plans
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
We expensed $18,706, $17,100, and $16,061 for our government-mandated and defined contribution plans in the years ended June 30, 2025, 2024, and 2023, respectively.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2025 and 2024, the plan had an unfunded net pension obligation of approximately $1,988 and $1,426, respectively, and plan assets, which totaled approximately $7,494 and $5,800, respectively. For the years ended June 30, 2025, 2024, and 2023 we recognized expense totaling $423, $438, and $282, respectively, related to our plan.
12. Income Taxes
The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2025	2024	2023
U.S.	$(21,524)	$(23,708)	$(35,508)
Non-U.S.	118,483	152,154	5,286
Total	$96,959	$128,446	$(30,222)
The components of the (benefit) provision for income taxes are as follows:

	Year Ended June 30,
	2025	2024	2023
Current:
U.S. Federal	$(121)	$(307)	$1,634
U.S. State	412	670	769
Non-U.S.	42,235	42,458	39,792
Total current	42,526	42,821	42,195
Deferred:
U.S. Federal	(1,823)	825	3,522
U.S. State	14	(4)	465
Non-U.S.	43,390	(93,004)	109,311
Total deferred	41,581	(92,183)	113,298
Total	$84,107	$(49,362)	$155,493

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	0.3	(1.1)	3.7
Tax rate differential on non-U.S. earnings	18.9	5.9	(52.5)
Change in valuation allowance	13.8	(47.9)	(457.2)
Nondeductible interest expense	12.7	5.6	(30.2)
Change in entity status	—	—	4.0
Compensation related items	3.8	0.6	(13.7)
Goodwill impairment	—	—	(4.1)
Irish foreign tax credit	6.7	(24.8)	21.4
Tax on repatriated earnings	0.5	6.1	(15.0)
Gain on the extinguishment of debt	—	(0.2)	2.8
Notional interest deduction (Italy)	—	(0.6)	2.6
Patent box (Italy)	(0.3)	(0.3)	(1.5)
Tax credits and incentives	(2.6)	(3.1)	24.1
Non-U.S. tax rate changes	(0.1)	(0.1)	(1.1)
U.S. foreign-derived intangible income (FDII)	(0.7)	(1.0)	2.7
U.S. base erosion and anti-abuse tax (BEAT)	(0.2)	0.1	(2.1)
Net tax benefit on intellectual property transfer	—	—	1.0
Tax loss carryforward expirations	2.9	0.4	(5.1)
Business and withholding taxes	0.9	0.9	(1.2)
Uncertain tax positions	(5.1)	0.1	(10.5)
Other non-deductible expenses	4.7	1.4	(6.0)
Tax on unremitted earnings	0.9	0.6	(1.6)
Changes to derivative instruments	(4.0)	(2.1)	3.1
Capital loss carryforward expirations	3.9	—	—
Non-deductible intercompany debt forgiveness	2.2	—	—
Other	6.5	0.1	0.9
Effective income tax rate	86.7%	(38.4)%	(514.5)%

The effective tax rate reconciliation uses the U.S. statutory tax rate of 21% instead of the 12.5% statutory tax rate of Ireland, our country of domicile, as the U.S. is one of our most significant operating jurisdictions in terms of revenue, manufacturing and personnel, and management believes it is more meaningful to the readers of the financial statements.

For the year ended June 30, 2025, our effective tax rate was above our U.S. federal statutory tax rate primarily due to a change in estimate for our Swiss valuation allowance on Swiss deferred tax assets related to Swiss tax reform benefits recognized in fiscal year 2020. During the fourth quarter of 2025 we recognized tax expense of $26,804 to adjust the partial valuation allowance in Switzerland to reflect the current estimated usage of these tax assets. We considered all available evidence, including the near-term impact of recent product-mix shifts in the Vista segment, the expectation of the timing of future taxable income, and the expiration of the tax assets.

This is compared to a tax benefit of $105,765 in the year ended June 30, 2024 to partially release the full valuation allowance previously recorded in the quarter ended December 31, 2022. As some of these tax assets will expire prior to when they can be used, a partial valuation allowance remained against those expected to expire unused. The prior year release was based on cumulative income in Switzerland, current period and forecasted profits resulting in the ability to utilize some of these tax assets prior to their expiration.

In addition, we had non-deductible interest expense and losses in certain jurisdictions for which we cannot recognize a tax benefit. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Canada, Germany, India, Ireland, Italy, the Netherlands, Spain, and Switzerland. The applicable tax rates in these jurisdictions range from 12.5% to 30%. The total tax rate impact from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.

For the year ended June 30, 2025, our effective tax rate was 86.7% as compared to the prior year effective tax rate of (38.4)%. The increase in our effective tax rate as compared to the prior year is primarily due to changes in the Swiss valuation allowance year over year as discussed above. Our fiscal year 2024 effective tax rate was higher than fiscal year 2023 primarily due to pre-tax income for the year ended June 30, 2024 as compared to a pre-tax loss for the year ended June 30, 2023 and changes in the Swiss valuation allowance year over year.
As of June 30, 2025, we had a deferred tax asset of $141,872, gross of valuation allowance, related to Swiss tax-amortizable goodwill. During the year ended June 30, 2025, the Swiss tax-amortizable goodwill deferred tax asset increased due to currency exchange rate changes, offset by partial utilization.
Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Deferred tax assets:
Swiss tax-amortizable goodwill	$141,872	$130,985
Net operating loss carryforwards	59,476	66,572
Leases	30,377	28,661
Depreciation and amortization	4,352	4,765
Accrued expenses	14,117	15,572
Share-based compensation	18,809	19,530
Tax credit and other carryforwards	61,626	69,644
Derivative financial instruments	10,603	—
U.S. Internal Revenue Code Section 174 capitalization	6,254	6,253
Interest limitation carryforwards	29,796	23,291
Other	996	1,520
Subtotal	378,278	366,793
Valuation allowance	(248,367)	(211,655)
Total deferred tax assets	129,911	155,138
Deferred tax liabilities:
Depreciation and amortization	(42,237)	(37,432)
Leases	(27,252)	(24,797)
Tax on unremitted earnings	(9,045)	(7,984)
Derivative financial instruments	(2,116)	(4,250)
Other	(11,483)	(10,317)
Total deferred tax liabilities	(92,133)	(84,780)
Net deferred tax assets	$37,778	$70,358
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a partial valuation allowance of $78,911 against the Swiss tax-amortizable goodwill deferred tax asset, which we can only benefit from through calendar year 2029 under our Swiss tax ruling. In addition, we have recorded valuation allowances of $51,300 against deferred tax assets related to tax losses in certain jurisdictions (mainly Australia, Bermuda, Brazil, Cyprus, France, Ireland, Japan, and the United Kingdom), $29,796 against interest limitation carryforwards (mainly the Netherlands and the U.S.), and $31,339 against Irish foreign tax credits, for which management has determined that it is more likely than not that these will not be realized. Many of the tax losses, the interest limitation carryforwards and the foreign tax credit carryforwards do not expire, but management has determined it is more likely than not that these will not be utilized. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2025 is as follows:

Balance at June 30, 2024	$211,655
Charges to earnings (1)	12,455
Charges to other accounts (2)	24,257
Balance at June 30, 2025	$248,367
_________________
(1) Amount is primarily related to the partial increase of the Swiss valuation allowance, losses in certain jurisdictions (mainly Bermuda and Brazil) and interest limitation carryforwards in certain jurisdictions (mainly the U.S.), offset by decreased Irish foreign tax credit carryforwards, tax loss expirations in certain jurisdictions (mainly Japan) and U.S. capital loss expirations.
(2) Amount is primarily related to increased deferred tax assets on non-U.S. net operating losses, Irish foreign tax credits, and Swiss tax-amortizable goodwill due to currency exchange rate changes, and unrealized losses on derivative financial instruments included in accumulated other comprehensive loss.
As of June 30, 2025, we had tax-effected U.S. state net operating losses of $1,604 that expire on various dates from fiscal year 2033 through fiscal year 2045 or with unlimited carryforward. We also had tax-effected non-U.S. net operating loss carryforwards of $57,873, with amounts expiring on various dates through fiscal year 2035 or having unlimited carryforward. In addition, we had $29,165 of tax credit carryforwards primarily related to U.S. federal and state research and development credits, which expire on various dates beginning in fiscal year 2030 or having unlimited carryforward. Lastly, we had $31,339 of Irish foreign tax credits with unlimited carryforward. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions in which they arose.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("the Act"), which makes permanent several of the provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. Among other provisions, the Act reinstates 100% bonus depreciation, immediate expensing of U.S. research and development costs and modifies the calculation for the interest expense limitation under U.S. Internal Revenue Code §163(j). We are currently evaluating the full effects of the legislation but do not believe it will have a material impact on our financial statements.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets, and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; (ii) the ability of Cimpress plc to fund its operations and obligations with earnings from other businesses within the global group without incurring substantial tax costs; and (iii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2025, no tax provision has been made for $93,756 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $19,500 to $20,500 at that time. A cumulative deferred tax liability of $9,045 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated with no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2022	$12,996
Additions based on tax positions related to the current tax year	2,167
Additions based on tax positions related to prior tax years	770
Reductions based on tax positions related to prior tax years	(62)
Reductions due to audit settlements	—
Reductions due to lapse of statute of limitations	(225)
Cumulative translation adjustment	(22)
Balance June 30, 2023	15,624
Additions based on tax positions related to the current tax year	450
Additions based on tax positions related to prior tax years	405
Reductions based on tax positions related to prior tax years	(527)
Reductions due to audit settlements	(264)
Reductions due to lapse of statute of limitations	(1,021)
Cumulative translation adjustment	(13)
Balance June 30, 2024	14,654
Additions based on tax positions related to the current tax year	5,272
Additions based on tax positions related to prior tax years	51
Reductions based on tax positions related to prior tax years	(289)
Reductions due to audit settlements	(237)
Reductions due to lapse of statute of limitations	(7,506)
Cumulative translation adjustment	(1)
Balance June 30, 2025	$11,944

For the year ended June 30, 2025, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $375. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The interest and penalties recognized as of years ended June 30, 2025, 2024, and 2023 were $17, $2,394, and $1,924, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $350 to $450 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2025 remain open for examination by the United States Internal Revenue Service and the years 2015 through 2025 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns.

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

13. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team own a minority portion of the equity. These noncontrolling interests span multiple businesses and reportable segments.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2023	$10,893	$459
Accretion to redemption value recognized in retained earnings (1)	1,124	—
Accretion to redemption value recognized in net income attributable to noncontrolling interests (1)	2,907	—
Net income attributable to noncontrolling interests	1,035	184
Distribution to noncontrolling interests	(200)	—
Purchase of noncontrolling interest	(65)	—
Other adjustments (2)	7,319	—
Foreign currency translation	(15)	(9)
Balance as of June 30, 2024	$22,998	$634
Acquisition of noncontrolling interest (3)	866	—
Accretion to redemption value recognized in retained earnings (1)	1,562	—
Net (loss) income attributable to noncontrolling interests	(2,364)	264
Purchase of noncontrolling interest (4)	(4,579)	—
Foreign currency translation	574	89
Balance as of June 30, 2025	$19,057	$987
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
(2) During fiscal year 2024, we identified an immaterial error in the initial purchase accounting related to the noncontrolling interest of a previously acquired business. This was corrected in the prior period resulting in an increase to redeemable noncontrolling interests of $7,319. This adjustment was immaterial to the prior and current period financial statements.
(3) During fiscal year 2025, we completed the acquisition of an immaterial business that is part of our PrintBrothers reportable segment. This represents the estimated fair value of the noncontrolling interest upon acquisition.
(4) During the current fiscal year, we purchased 49% of the remaining equity interest in one of the smaller businesses previously acquired and included in our PrintBrothers reportable segment for a total purchase price of $4,579, which consisted of $4,058 of cash paid at closing, and $521 of a deferred payment that is payable in fiscal year 2029.
14. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”). Our CODM manages our business primarily by reviewing consolidated results by segment as part of the quarterly reporting process using EBITDA to assess performance and allocate resources to our segments.
As of June 30, 2025, we have numerous operating segments under our management reporting structure, which are reported in the following five reportable segments:
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
•The Print Group - Includes the results of Easyflyer, Exaprint, Packstyle, Pixartprinting, and Tradeprint, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in France, Italy, Spain, and the United Kingdom. During fiscal year 2025, Pixartprinting expanded their operations to the U.S., launching a new Pixartprinting branded website and opening a new production facility that started fulfilling orders in March 2025.
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
Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment. We do regularly present to the CODM the purchases of property, plant and equipment and capitalization of software and website development costs, and therefore include that information in the tables below.
Revenue by segment is based on the business-specific websites or sales channel through which the customer’s order was transacted. The following tables set forth revenue by reportable segment, as well as disaggregation of revenue by major geographic region and reportable segment.

	Year Ended June 30,
	2025	2024	2023
Revenue:
Vista	$1,824,271	$1,742,494	$1,614,798
PrintBrothers	669,151	639,571	579,050
The Print Group	378,075	354,775	342,951
National Pen	406,764	389,027	365,804
All Other Businesses	227,363	213,381	212,409
Total segment revenue	3,505,624	3,339,248	3,115,012
Inter-segment eliminations (1)	(102,545)	(47,392)	(35,385)
Total consolidated revenue	$3,403,079	$3,291,856	$3,079,627
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Year Ended June 30, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,266,169	$—	$140	$213,093	$165,796	$1,645,198
Europe	454,169	664,109	351,663	156,355	133	1,626,429
Other	100,663	—	—	5,444	25,345	131,452
Inter-segment	3,270	5,042	26,272	31,872	36,089	102,545
Total segment revenue	1,824,271	669,151	378,075	406,764	227,363	3,505,624
Less: inter-segment elimination	(3,270)	(5,042)	(26,272)	(31,872)	(36,089)	(102,545)
Total external revenue	$1,821,001	$664,109	$351,803	$374,892	$191,274	$3,403,079

	Year Ended June 30, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,232,126	$—	$—	$215,325	$176,017	$1,623,468
Europe	414,407	634,905	347,619	144,704	—	1,541,635
Other	93,751	—	—	5,697	27,305	126,753
Inter-segment	2,210	4,666	7,156	23,301	10,059	47,392
Total segment revenue	1,742,494	639,571	354,775	389,027	213,381	3,339,248
Less: inter-segment elimination	(2,210)	(4,666)	(7,156)	(23,301)	(10,059)	(47,392)
Total external revenue	$1,740,284	$634,905	$347,619	$365,726	$203,322	$3,291,856

	Year Ended June 30, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,155,000	$—	$—	$216,690	$181,145	$1,552,835
Europe	366,244	576,719	337,012	122,007	—	1,401,982
Other	91,066	—	—	7,772	25,972	124,810
Inter-segment	2,488	2,331	5,939	19,335	5,292	35,385
Total segment revenue	1,614,798	579,050	342,951	365,804	212,409	3,115,012
Less: inter-segment elimination	(2,488)	(2,331)	(5,939)	(19,335)	(5,292)	(35,385)
Total external revenue	$1,612,310	$576,719	$337,012	$346,469	$207,117	$3,079,627
The following tables include segment revenue and significant segment expenses by reportable segment, as well as our reported measure of segment profit or loss, EBITDA, by reportable segment for the years ended June 30, 2025, 2024, and 2023. Total segment EBITDA shown in the tables below is prior to inter-segment eliminations.

Refer to the subsequent table for a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes.

	Year Ended June 30, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$1,824,271	$669,151	$378,075	$406,764	$227,363
Less: Cost of revenue	818,427	475,683	235,000	199,343	131,056
Segment gross profit	1,005,844	193,468	143,075	207,421	96,307
Less: Advertising expenses	278,255	25,498	28,174	75,012	39,404
Less: Other operating expenses (1)	439,834	97,684	63,015	116,536	56,076
Add: Depreciation and amortization	53,194	13,228	20,251	12,662	18,663
Add: Other segment items (2)	6,744	(163)	(1,066)	2,898	2,393
Segment EBITDA (3)	$347,693	$83,351	$71,071	$31,433	$21,883

	Year Ended June 30, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$1,742,494	$639,571	$354,775	$389,027	$213,381
Less: Cost of revenue	753,113	452,011	222,765	182,442	119,391
Segment gross profit	989,381	187,560	132,010	206,585	93,990
Less: Advertising expenses	271,126	18,759	27,816	78,212	40,582
Less: Other operating expenses (1)	424,975	92,362	60,288	115,733	50,482
Add: Depreciation and amortization	54,182	15,164	23,406	16,560	18,376
Add: Other segment items (2)	655	(26)	(885)	553	1,193
Segment EBITDA (3)	$348,117	$91,577	$66,427	$29,753	$22,495

	Year Ended June 30, 2023
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$1,614,798	$579,050	$342,951	$365,804	$212,409
Less: Cost of revenue	724,839	426,256	223,677	174,123	118,143
Segment gross profit	889,959	152,794	119,274	191,681	94,266
Less: Advertising expenses	262,496	15,294	25,742	76,526	37,829
Less: Other operating expenses (1)	477,173	83,699	58,801	115,011	59,309
Add: Depreciation and amortization	58,464	18,135	22,810	21,366	17,694
Add: Other segment items (2)	29,074	(278)	(1,452)	1,713	9,008
Segment EBITDA (3)	$237,828	$71,658	$56,089	$23,223	$23,830
_____________________
(1) For each reportable segment, other operating expenses consists primarily of marketing and selling expense (excluding advertising expenses), technology and development expense and general and administrative expense.
(2) Other segment items primarily includes certain items excluded from our definition of segment EBITDA, which includes expense recognized for contingent earn-out related charges including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges.
(3) For the years ended June 30, 2025, 2024, and 2023 total segment EBITDA was $555,431, $558,369 and $412,628 respectively. In addition to the adjustments described above as part of other segment items, total segment EBITDA excludes the impact of central and corporate costs which is not considered a reportable segment, as well as the elimination of inter-segment transactions which are included in the reconciliation to income (loss) before income taxes as outlined below.
The following table includes a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes:

	Year Ended June 30,
	2025	2024	2023
Total Segment EBITDA	$555,431	$558,369	$412,628
Central and corporate costs	(148,292)	(145,339)	(133,539)
Elimination (1)	(28,857)	(12,338)	(8,663)
Depreciation and amortization (2)	(141,131)	(151,764)	(162,428)
Certain impairment and other adjustments	(5,353)	(1,154)	(6,932)
Restructuring-related charges	(5,528)	(423)	(43,757)
Total income from operations	226,270	247,351	57,309
Other (expense) income, net	(13,582)	1,583	18,498
Interest Expense, net	(115,231)	(119,822)	(112,793)
(Loss) gain on early extinguishment of debt	(498)	(666)	6,764
Income (loss) before income taxes	$96,959	$128,446	$(30,222)
(1) Includes the elimination of inter-segment profit that relates to cross-Cimpress transactions, in which the merchant business is cross charged the actual cost of fulfillment and the fulfiller business receives a markup on the cost to fulfill the related orders. These inter-segment profits are eliminated at a consolidated level. Refer to the discussion above for additional details related to the method for which one Cimpress business chooses to buy and sell to another Cimpress business.
(2) For the years ended June 30, 2025, 2024, and 2023, depreciation and amortization includes costs within our central and corporate costs of $23,132, $24,067, and $23,957, respectively.

	Year Ended June 30,
	2025	2024	2023
Purchases of property, plant, and equipment:
Vista	$39,846	$19,717	$17,604
PrintBrothers	9,058	6,040	4,422
The Print Group	25,083	15,078	19,683
National Pen	3,698	4,737	6,003
All Other Businesses	9,404	7,732	4,793
Central and corporate costs	1,935	1,623	1,267
Total purchases of property, plant and equipment	$89,024	$54,927	$53,772

	Year Ended June 30,
	2025	2024	2023
Capitalization of software and website development costs:
Vista	$26,572	$25,035	$22,559
PrintBrothers	3,084	2,192	2,010
The Print Group	5,018	3,681	2,997
National Pen	4,436	4,019	2,913
All Other Businesses	5,859	5,416	4,299
Central and corporate costs	19,124	17,964	23,009
Total capitalization of software and website development costs	$64,093	$58,307	$57,787
Enterprise Wide Disclosures:
    The following table sets forth revenues by significant geographic area:

	Year Ended June 30,
	2025	2024	2022
United States	$1,488,112	$1,467,785	$1,407,691
Germany	560,173	532,537	460,516
Other (1)	1,354,794	1,291,534	1,211,420
Total revenue	$3,403,079	$3,291,856	$3,079,627
__________________
(1) Our other revenue includes Ireland, our country of domicile.

The following table sets forth revenues by groups of similar products and services:

	Year Ended June 30,
	2025	2024	2023
Physical printed products and other (1)	$3,328,806	$3,207,102	$2,990,041
Digital products and design services	74,273	84,754	89,586
Total revenue	$3,403,079	$3,291,856	$3,079,627
__________________
(1) Other revenue includes miscellaneous items, which account for less than 1% of revenue.
The following table sets forth long-lived assets by geographic area:

	June 30, 2025	June 30, 2024
Long-lived assets (1):
United States	$64,615	$77,095
Switzerland	72,971	67,201
Netherlands	67,396	60,974
Canada	66,725	54,848
Italy	41,496	37,380
Germany	37,331	31,656
France	31,095	28,002
Australia	23,915	22,131
Other	112,586	94,162
Total	$518,130	$473,449
___________________
(1) Excludes goodwill of $826,156 and 787,138, intangible assets, net of $58,348 and 76,560, and deferred tax assets of $61,086 and 95,059 as of June 30, 2025 and June 30, 2024, respectively.
15. Leases
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
The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2025 and 2024.

Leases	Consolidated Balance Sheet Classification	June 30, 2025	June 30, 2024

Assets:
Operating right-of-use assets	Operating lease assets, net	$83,951	$78,681
Finance right-of-use assets	Property, plant, and equipment, net	30,345	26,025
Total lease assets		$114,296	$104,706
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$22,064	$19,634
Finance lease liabilities	Other current liabilities	9,121	8,323
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	66,196	61,895
Finance lease liabilities	Other liabilities	24,501	28,037
Total lease liabilities		$121,882	$117,889

The following table represents the lease expenses for the years ended June 30, 2025, 2024, and 2023:

	Year Ended June 30,
	2025	2024	2023
Operating lease expense	$25,648	$25,844	$30,240
Finance lease expense:
Amortization of finance lease assets	5,791	5,300	4,565
Interest on lease liabilities	221	226	205
Variable lease expense	6,181	5,614	6,821
Less: sublease income	(951)	(904)	(833)
Net operating and finance lease cost	$36,890	$36,080	$40,998
Future minimum lease payments under non-cancelable leases as of June 30, 2025 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$26,245	$10,332	$36,577
2 years	20,870	7,696	28,566
3 years	16,661	5,155	21,816
4 years	12,456	4,307	16,763
5 years	8,282	3,114	11,396
Thereafter	18,877	10,782	29,659
Total	103,391	41,386	144,777
Less: present value discount	(15,131)	(7,764)	(22,895)
Lease liability	$88,260	$33,622	$121,882

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

	Year Ended June 30,
Supplemental Cash Flow Information	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$24,956	$25,015	$31,161
Operating cash flows from finance leases	221	226	205
Financing cash flows from finance leases	7,833	10,140	8,290
    Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (years):
Operating leases	5.72	5.90
Finance leases	7.19	7.96
Weighted-average discount rate:
Operating leases	6.09%	5.70%
Finance leases	7.49%	7.04%

16. Commitments and Contingencies
Debt
    The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2025 are as follows:

2026	$13,980
2027	13,427
2028	1,052,077
2029	29
2030	—
Thereafter	525,000
Total	$1,604,513
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

All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of June 30, 2025 and 2024 were $64,854 and $62,848, respectively.

The following table presents a rollforward of total outstanding obligations due to suppliers that participate in the supply chain finance program:

Balance at June 30, 2024	$62,848
Invoices confirmed during the year	$362,562
Confirmed invoices paid during the year	(365,079)
Foreign currency translation	4,523
Balance at June 30, 2025	$64,854

Purchase Obligations
At June 30, 2025, we had unrecorded commitments under contract of $391,373. These commitments consist of third-party cloud services of $260,271; inventory of $78,902; software of $37,426; professional and consulting fees of $6,342; production and computer equipment purchases of $2,939; insurance costs of $1,580; and other commitments of $2,848.

Lease Arrangements
We lease certain assets, including manufacturing facilities, machinery and plant equipment, and office space under lease agreements. Refer to Note 15 for additional details.
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
17. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets, costs to exit loss-making operations, and other related costs including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA. During the years ended June 30, 2025, 2024, and 2023, we recognized restructuring charges of $5,528, $423, and $43,757, respectively.

The restructuring charges recognized during the year ended June 30, 2025, primarily included employee termination benefits related to cost reduction actions within our Vista reportable segment that resulted in expense of $5,103. An immaterial amount of restructuring charges were recognized across our National Pen and All Other reportable segment, as well as our Central and corporate costs for similar cost reduction actions. We expect an immaterial amount of restructuring expense during the first half of fiscal year 2026, as part of employee termination benefits that have ongoing service requirements that extend beyond statutorily required minimum periods.

During the year ended June 30, 2023, we recognized restructuring charges of $43,757, primarily due to decisions to reduce costs in our Vista business and central teams. For the year ended June 30, 2023, the restructuring charges consisted of $28,840 and $9,645 in our Vista business for the impairment of assets and central and corporate costs, respectively. In addition, we recognized restructuring charges of $1,715 and $3,557 in our National Pen and All Other Businesses reportable segments which included employee termination benefits and the write-off of certain assets.

The following table summarizes the restructuring activity during the years ended June 30, 2025 and 2024.

	Severance and Related Benefits	Other Restructuring Costs	Accrued Restructuring Liability
Balance as of June 30, 2023	$7,567	$—	$7,567
Restructuring charges	386	37	423
Cash payments	(7,585)	—	(7,585)
Non-cash charges	—	(37)	(37)
Foreign currency translation	2	—	2
Balance as of June 30, 2024	370	—	370
Restructuring charges	5,490	38	5,528
Cash payments	(2,820)	—	(2,820)
Non-cash charges	—	(38)	(38)
Foreign currency translation	50	—	50
Balance as of June 30, 2025	$3,090	$—	$3,090

18. Related Party Transaction

Fiscal Year 2025

On November 8, 2024, we repurchased 316,056 of our outstanding ordinary shares, par value €0.01 per share, from entities affiliated with Prescott General Partners LLC (“Prescott”) in a privately negotiated transaction at a price of $79.10 per share, representing a discount of $1.78 to the closing price of our ordinary shares on November 6, 2024 (the “FY25 Transaction”).

Scott Vassalluzzo, a Managing Member of Prescott, serves as a member of Cimpress’ Board of Directors and Audit Committee. In light of the foregoing, the disinterested members of Cimpress’ Audit Committee reviewed the FY25 Transaction under our related person transaction policy and considered, among other things, Mr. Vassalluzzo’s and Prescott’s interest in the FY25 Transaction, the approximate dollar value of the FY25 Transaction, and the purpose and the potential benefits to Cimpress of entering into the FY25 Transaction. Based on these considerations, the disinterested members of the Audit Committee concluded that the FY25 Transaction was in our best interest. The FY25 Transaction was effected pursuant to the share repurchase program approved by Cimpress’ Board of Directors and announced on May 29, 2024.

Fiscal Year 2024

During fiscal year 2024, we repurchased 300,000 of our outstanding ordinary shares, par value €0.01 per share, from The Spruce House Partnership LLC (“Spruce House”) in a privately negotiated transaction at a price of $97.50 per share, representing a discount of $2.14 to the closing price of our ordinary shares on March 1, 2024 (the "FY24 Transaction").

Zachary Sternberg, a Managing Member of Spruce House, previously served as a member of Cimpress’ Board of Directors and Audit Committee at the time of the FY24 Transaction. In light of the foregoing, the disinterested members of Cimpress’ Audit Committee reviewed the FY24 Transaction under our related person transaction policy and considered, among other things, Mr. Sternberg’s and Spruce House’s interest in the FY24 Transaction, the approximate dollar value of the FY24 Transaction, and the purpose and the potential benefits to Cimpress of entering into the FY24 Transaction. Based on these considerations, the disinterested members of the Audit Committee concluded that the FY24 Transaction was in our best interest. The FY24 Transaction was effected pursuant to the share repurchase program approved by Cimpress’ Board of Directors in effect at the time.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2025, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2025, as stated in their report included on page 46.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance,” "Insider Trading Policy," and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2025 Annual General Meeting of Shareholders, which we refer to as our 2025 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2025. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2025 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors," and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2025 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2025 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2025 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Constitution of Cimpress plc is incorporated by reference to Annex B to our definitive proxy statement on Schedule 14A filed with the SEC on September 27, 2019
4.1
Senior Notes Indenture (including form of 7.375% senior notes due 2032), dated as of September 26, 2024, between Cimpress plc, certain subsidiaries of Cimpress plc as guarantors thereto, and U.S. Bank Trust Company, National Association, as Trustee, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2024

4.2	Form of Warrant is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020
4.3	Description of registered securities of Cimpress plc
10.1*	2005 Non-Employee Directors' Share Option Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.2*
Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.3*	2016 Performance Equity Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.4*
Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.5*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.6*
Form of Performance Share Unit Agreement for members of our Board of Directors under our 2016 Performance Equity Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.7*	2020 Equity Incentive Plan, as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 25, 2024.
10.8*	Form of Restricted Share Unit Agreement under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020
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

10.13*
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
10.21*
Memorandum clarifying relative precedence of agreements dated May 6, 2010 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.22*
Employment Agreement dated May 5, 2024 between Cimpress Puerto Rico LLC and Cimpress USA Incorporated, as employers, and Robert Keane, as employee, is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024

10.23*
Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated July 10, 2019 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.24*
Amendment to Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated January 1, 2021 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.25*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.26*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.27
Amendment and Restatement Agreement dated as of May 17, 2021 among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., Vistaprint Netherlands B.V., and Cimpress USA Incorporated, as borrowers (the "Borrowers"); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017 (as amended and restated by the Amendment and Restatement Agreement, the "Credit Agreement"), is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2021

10.28
Amendment No. 1 (LIBOR Hardwire Transition Amendment) dated as of June 13, 2023 to the Credit Agreement is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2023

10.29	Amendment No. 2 dated as of May 15, 2024 to the Credit Agreement is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2024
10.30	Amendment No. 3 dated as of September 26, 2024 to the Credit Agreement is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2024
10.31	Amendment No. 4, dated as of December 16, 2024, to the Credit Agreement is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 17, 2024
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
August 8, 2025                         Cimpress plc

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder and Chief Executive Officer	August 8, 2025
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 8, 2025
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Director	August 8, 2025
Sophie A. Gasperment
/s/ Dessislava Temperley	Director	August 8, 2025
Dessislava Temperley
/s/ Wayne Ting	Director	August 8, 2025
Wayne Ting
/s/ Scott Vassalluzzo	Director	August 8, 2025
Scott Vassalluzzo