Form 10-Q
period 2025-09-30
CIMPRESS plc
filed 2025-10-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 27, 2025, there were 24,671,784 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$200,505	$233,982
Accounts receivable, net of allowances of $7,776 and $7,957, respectively	78,731	68,289
Inventory	119,469	112,870
Prepaid expenses and other current assets	90,566	87,465
Total current assets	489,271	502,606
Property, plant and equipment, net	315,406	302,494
Operating lease assets, net	88,201	83,951
Software and website development costs, net	106,455	104,764
Deferred tax assets	57,905	61,086
Goodwill	826,363	826,156
Intangible assets, net	54,116	58,348
Other assets	28,824	28,739
Total assets	$1,966,541	$1,968,144
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$317,815	$332,110
Accrued expenses	308,496	304,085
Deferred revenue	57,024	47,975
Short-term debt	8,982	9,085
Operating lease liabilities, current	21,984	22,064
Other current liabilities	40,343	43,343
Total current liabilities	754,644	758,662
Deferred tax liabilities	22,961	23,308
Long-term debt	1,573,862	1,576,178
Operating lease liabilities, non-current	71,159	66,196
Other liabilities	96,240	107,246
Total liabilities	2,518,866	2,531,590
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	18,370	19,057
Shareholders’ deficit:
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,638,697 and 42,448,572 shares issued, respectively; 24,667,450 and 24,477,325 shares outstanding, respectively	600	597
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	599,916	592,315
Retained earnings	230,703	225,117
Accumulated other comprehensive loss	(38,925)	(37,969)
Total shareholders’ deficit attributable to Cimpress plc	(571,256)	(583,490)
Noncontrolling interests (Note 10)	561	987
Total shareholders' deficit	(570,695)	(582,503)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,966,541	$1,968,144

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2025	2024
Revenue	$863,277	$804,969
Cost of revenue (1)	460,476	422,736
Technology and development expense (1)	84,886	81,861
Marketing and selling expense (1)	210,398	203,847
General and administrative expense (1)	53,996	51,932
Amortization of acquired intangible assets	4,252	5,155
Restructuring expense (1)	298	99
Income from operations	48,971	39,339
Other income (expense), net	3,453	(11,492)
Interest expense, net	(28,066)	(31,415)
Gain on early extinguishment of debt	—	179
Income (loss) before income taxes	24,358	(3,389)
Income tax expense	17,838	8,995
Net income (loss)	6,520	(12,384)
Add: Net loss (income) attributable to noncontrolling interests	1,117	(165)
Net income (loss) attributable to Cimpress plc	$7,637	$(12,549)
Basic net income (loss) per share attributable to Cimpress plc	$0.31	$(0.50)
Diluted net income (loss) per share attributable to Cimpress plc	$0.30	$(0.50)
Weighted average shares outstanding — basic	24,574,455	25,167,845
Weighted average shares outstanding — diluted	25,051,742	25,167,845
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended September 30,
	2025	2024
Cost of revenue	$211	$223
Technology and development expense	4,941	5,096
Marketing and selling expense	2,686	1,715
General and administrative expense	6,955	8,599

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended September 30,
	2025	2024
Net income (loss)	$6,520	$(12,384)
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains, net of hedges	(523)	6,712
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	291	(8,399)
Amounts reclassified from accumulated other comprehensive loss to net income (loss) for derivative instruments	(720)	284
Comprehensive income (loss)	5,568	(13,787)
Add: Comprehensive loss (income) attributable to noncontrolling interests	1,113	(558)
Total comprehensive income (loss) attributable to Cimpress plc	$6,681	$(14,345)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	22	—	—	—	1,000	—	—	1,000
Purchase and cancellation of ordinary shares	(123)	(1)	—	—	(1,713)	(8,906)	—	(10,620)
Share-based awards vested, net of shares withheld for taxes	282	3	—	—	(12,951)	—	—	(12,948)
Share-based compensation expense	—	—	—	—	16,573	—	—	16,573
Net loss attributable to Cimpress plc	—	—	—	—	—	(12,549)	—	(12,549)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(503)	—	(503)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(8,115)	(8,115)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,319	6,319
Balance at September 30, 2024	43,232	$606	(17,971)	$(1,363,550)	$573,192	$250,923	$(32,160)	$(570,989)

Balance at June 30, 2025	42,449	597	(17,971)	(1,363,550)	592,315	225,117	(37,969)	(583,490)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	11	—	—	—	508	—	—	508
Purchase and cancellation of ordinary shares	(45)	(1)	—	—	(674)	(2,051)	—	(2,726)
Restricted and performance share units vested, net of shares withheld for taxes	224	4	—	—	(6,707)	—	—	(6,703)
Share-based compensation expense	—	—	—	—	14,474	—	—	14,474
Net income attributable to Cimpress plc	—	—	—	—	—	7,637	—	7,637
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(429)	(429)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(527)	(527)
Balance at September 30, 2025	42,639	$600	(17,971)	$(1,363,550)	$599,916	$230,703	$(38,925)	$(571,256)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$6,520	$(12,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,618	35,546
Share-based compensation expense	14,793	15,633
Deferred taxes	2,772	2,951
Gain on early extinguishment of debt	—	(260)
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income (loss)	(6,143)	18,337
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(1,533)	(10,370)
Other non-cash items	2,092	1,328
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(12,648)	(7,775)
Inventory	(10,635)	(10,309)
Prepaid expenses and other assets	(3,244)	(3,430)
Accounts payable	(13,193)	(36,946)
Accrued expenses and other liabilities	9,660	12,063
Net cash provided by operating activities	25,059	4,384
Investing activities
Purchases of property, plant and equipment	(26,353)	(17,001)
Capitalization of software and website development costs	(17,286)	(14,571)
Proceeds from the sale of assets	821	1,570
Proceeds from maturity of held-to-maturity investments	—	4,500
Net cash used in investing activities	(42,818)	(25,502)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	—	525,000
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	—	(522,135)
Proceeds from borrowings of debt	182	—
Payments of debt	(3,916)	(4,497)
Payments of debt issuance costs	—	(8,445)
Payments of withholding taxes in connection with equity awards	(6,703)	(12,948)
Payments of finance lease obligations	(2,001)	(1,950)
Purchase of ordinary shares	(2,726)	(10,620)
Proceeds from issuance of ordinary shares	508	1,000
Distributions to noncontrolling interests	—	(821)
Net cash used in financing activities	(14,656)	(35,416)
Effect of exchange rate changes on cash	(1,062)	5,710
Net decrease in cash and cash equivalents	(33,477)	(50,824)
Cash and cash equivalents at beginning of period	233,982	203,775
Cash and cash equivalents at end of period	$200,505	$152,951

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Three Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$37,480	$35,248
Cash received for interest	3,127	3,712
Cash paid (received) for income taxes	12,813	(1,829)
Non-cash investing and financing activities
Property and equipment acquired under finance leases	1,381	339
Amounts accrued related to property, plant and equipment	14,586	10,909
Amounts accrued related to capitalized software development costs	154	356

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

Ordinary Shares
During the three months ended September 30, 2025, we repurchased 45,000 of our ordinary shares on the open market for $2,726. The repurchased shares were immediately cancelled after repurchase and therefore have been classified as authorized and unissued shares as of September 30, 2025.

Subsidiary Equity Option Awards
During the second quarter of fiscal 2025, we granted subsidiary-level option awards, which provide the founders of one of our businesses with the option to purchase a 5.25% minority equity interest in each of the principal businesses that are included in our PrintBrothers reportable segment. The option awards have an expiration date of January 15, 2026, and upon exercise the underlying shares are subject to a ten-year lockup period, while the holders are subjected to non-compete provisions over the period in which they are shareholders, plus an additional two years. No material expense was recognized for any period presented.
Other Income (Expense), Net
The following table summarizes the components of other (expense) income, net.

	Three Months Ended September 30,
	2025	2024
Gains (losses) on derivatives not designated as hedging instruments (1)	$3,451	$(20,569)
Currency-related (losses) gains, net (2)	(181)	8,667
Other gains	183	410
Total other income (expense), net	$3,453	$(11,492)
_____________________

(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized losses of $2,692 and $2,232 for the three months ended September 30, 2025 and 2024, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Three Months Ended September 30,
	2025	2024
Weighted-average shares outstanding, basic	24,574,455	25,167,845
Weighted-average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/warrants (1)(2)	477,287	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress plc	25,051,742	25,167,845
Weighted-average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress plc (1)(2)	1,955,243	1,224,628
__________________
(1) In the periods in which a net loss is recognized, the impact of share options, PSUs, RSUs and warrants is excluded from shares used in computed diluted net loss per share as it is anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted-average shares outstanding. For the three months ended September 30, 2025, the average share price was below the strike price for the quarter; therefore, the total outstanding warrants of 1,055,377 were considered anti-dilutive. For the three months ended September 30, 2024, the average market price of our ordinary shares was higher than the strike price of the warrants, and the weighted-average anti-dilutive effect of the warrants (anti-dilutive due to our net loss position) was 341,158.

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

	September 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$8,600	$—	$8,600	$—
Currency forward contracts	900	—	900	—
Total assets recorded at fair value	$9,500	$—	$9,500	$—

Liabilities
Cross-currency swap contracts	$(31,032)	$—	$(31,032)	$—
Currency forward contracts	(26,150)	—	(26,150)	—
Currency option contracts	(5,542)	—	(5,542)	—
Total liabilities recorded at fair value	$(62,724)	$—	$(62,724)	$—

	June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$9,497	$—	$9,497	$—
Currency forward contracts	1,191	—	1,191	—
Total assets recorded at fair value	$10,688	$—	$10,688	$—

Liabilities
Cross-currency swap contracts	$(31,982)	$—	$(31,982)	$—
Currency forward contracts	(32,529)	—	(32,529)	—
Currency option contracts	(5,801)	—	(5,801)	—
Total liabilities recorded at fair value	$(70,312)	$—	$(70,312)	$—

During the three months ended September 30, 2025 and 2024, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2025 and June 30, 2025, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2025 and June 30, 2025, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,600,870 and $1,604,513, respectively, and the fair value was $1,601,419 and $1,582,599, respectively. Our debt at September 30, 2025 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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
As of September 30, 2025, we estimate that $3,273 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2026. As of September 30, 2025, we had seven effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2025 (1)	$250,000
Contracts with a future start date	240,000
Total	$490,000

________________________
(1) Based on contracts outstanding as of September 30, 2025, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $250,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. dollar. As of September 30, 2025, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
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
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2025 and 2024, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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
As of September 30, 2025, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$863,991	December 2023 through September 2025	Various dates through September 2027	635	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2025 and June 30, 2025. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities		Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$8,726	$(126)	$8,600	Other current liabilities / other liabilities	$—		$—	$—
Derivatives in Net Investment Hedging Relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(31,032)		—	(31,032)
Currency forward contracts	Other assets	57	—	57	Other liabilities	—		—	—
Total derivatives designated as hedging instruments		$8,783	$(126)	$8,657		$(31,032)		$—	$(31,032)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$1,641	$(798)	$843	Other current liabilities / other liabilities	$(27,946)		$1,796	$(26,150)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(5,566)	$—	24	(5,542)
Total derivatives not designated as hedging instruments		$1,641	$(798)	$843		$(33,512)		$1,820	$(31,692)

	June 30, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$9,636	$(139)	$9,497	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(31,982)	—	(31,982)
Currency forward contracts	Other assets	—	—	—	Other liabilities	(148)	—	(148)
Total derivatives designated as hedging instruments		$9,636	$(139)	$9,497		$(32,130)	$—	$(32,130)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$1,238	$(47)	$1,191	Other current liabilities / other liabilities	$(34,941)	$2,560	$(32,381)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(5,801)	—	(5,801)
Total derivatives not designated as hedging instruments		$1,238	$(47)	$1,191		$(40,742)	$2,560	$(38,182)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$291	$(8,399)
Derivatives in net investment hedging relationships
Cross-currency swaps	950	—
Intercompany loan	—	(2,129)
Currency forward contracts	205	—
Total	$1,446	$(10,528)

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024.

	Amount of Net (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$(882)	$321	Interest expense, net
Total before income tax	(882)	321	Income (loss) before income taxes
Income tax	162	(37)	Income tax expense
Total	$(720)	$284
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three months ended September 30, 2025 and 2024 for derivative instruments for which we did not elect hedge accounting.

	Amount of Gain (Loss) Recognized in Net Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2025	2024
Currency contracts	$3,451	$(20,569)	Other income (expense), net
Total	$3,451	$(20,569)
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $(35), for the three months ended September 30, 2025:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2025	$3,269	$(1,165)	$(40,073)	$(37,969)
Other comprehensive loss before reclassifications	291	—	(527)	(236)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	(720)	—	—	(720)
Net current period other comprehensive loss	(429)	—	(527)	(956)
Balance as of September 30, 2025	$2,840	$(1,165)	$(40,600)	$(38,925)
________________________
(1) Gains on cash flow hedges include our interest rate swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2025 and June 30, 2025, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Gains (losses) on currency forward and cross-currency swap contracts designated as net investment hedges, net of tax, of $8,251 and $(9,406) have been included in accumulated other comprehensive loss as of September 30, 2025 and June 30, 2025, respectively. Intercompany loan hedge gains, net of tax, which is associated with a previously settled loan of $42,159 have been included in accumulated other comprehensive loss for both periods presented.

6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2025 and June 30, 2025 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2025	$304,806	$164,780	$161,649	$194,921	$826,156
Effect of currency translation adjustments (1)	81	68	58	—	207
Balance as of September 30, 2025	$304,887	$164,848	$161,707	$194,921	$826,363
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2025	June 30, 2025
Compensation costs	$88,629	$87,781
Income and indirect taxes	67,544	63,667
Advertising costs	33,244	25,428
Third-party manufacturing and digital content costs	20,393	20,018
Shipping costs	10,263	12,796
Variable compensation incentives	9,575	12,416
Interest payable	2,779	12,346
Sales returns	6,372	5,413
Professional fees	3,108	3,061
Restructuring costs	1,232	3,090
Other	65,357	58,069
Total accrued expenses	$308,496	$304,085

Other current liabilities included the following:

	September 30, 2025	June 30, 2025
Short-term derivative liabilities	$18,014	$20,969
Mandatorily redeemable noncontrolling interest	10,677	10,673
Current portion of finance lease obligations	9,075	9,121
Other	2,577	2,580
Total other current liabilities	$40,343	$43,343
Other liabilities included the following:

	September 30, 2025	June 30, 2025
Long-term derivative liabilities	$47,455	$52,089
Long-term finance lease obligations	24,589	24,501
Long-term compensation incentives	9,939	16,919
Other	14,257	13,737
Total other liabilities	$96,240	$107,246

8. Debt

	September 30, 2025	June 30, 2025
7.375% Senior Notes due 2032	$525,000	$525,000
Senior secured credit facility	1,070,116	1,072,818
Other	5,754	6,695
Debt issuance costs and discounts, net of debt premiums	(18,026)	(19,250)
Total debt outstanding, net	1,582,844	1,585,263
Less: short-term debt (1)	8,982	9,085
Long-term debt	$1,573,862	$1,576,178
_____________________
(1) Balances as of September 30, 2025 and June 30, 2025 are inclusive of short-term debt issuance costs, debt premiums and discounts of $4,895 for both periods presented.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of September 30, 2025, we were in compliance with all covenants in those debt contracts, including our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") and the indenture governing our 7.375% senior unsecured notes due September 15, 2032 (the "2032 Notes").
Senior Secured Credit Facility
On December 16, 2024, we entered into a Restated Credit Agreement which consists of the following as of September 30, 2025:
•a $1,070,116 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 2.50%, which amortizes over the loan period, with a final maturity date of May 17, 2028, and
•a $250,000 senior secured revolving credit facility with a maturity date of September 26, 2029 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
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
As of September 30, 2025, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 6.26%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.30% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.
Senior Notes
We have issued $525,000 in 7.375% Senior Notes due 2032 ("2032 Notes"), which are unsecured. We can redeem some or all of the 2032 Notes at the redemption prices specified in the indenture that governs the 2032 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of September 30, 2025, we have not redeemed any of the 2032 Notes.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2025 and June 30, 2025, we had $5,754 and $6,695, respectively, outstanding for those obligations that are payable through September 2028.

9. Income Taxes
Our income tax expense was $17,838 and $8,995 for the three months ended September 30, 2025 and 2024, respectively. Income tax expense increased versus the prior comparative period primarily due to increased income (loss) before income taxes and various immaterial discrete items in both periods. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for the three months ended September 30, 2025 and 2024, in accordance with GAAP. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.

As of September 30, 2025, we had unrecognized tax benefits of $12,720, including accrued interest and penalties of $19. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $373 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $425 to $525 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2025 remain open for examination by the U.S. Internal Revenue Service and the years 2015 through 2025 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("the Act"), which, among other provisions, makes permanent certain measures originally enacted under the Tax Cuts and Jobs Act of 2017 that were set to expire at the end of 2025. Among other provisions, the Act reinstates 100% bonus depreciation, immediate expensing of U.S. research and development costs and modifies the calculation for the interest expense limitation under U.S. Internal Revenue Code §163(j). The Act did not have a material impact on our financial statements.

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team own a minority portion of the equity. These noncontrolling interests span multiple businesses and reportable segments.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2025	$19,057	$987
Net loss attributable to noncontrolling interests	(692)	(425)
Foreign currency translation	5	(1)
Balance as of September 30, 2025 (1)	$18,370	$561
_________________
(1) During October 2025, the minority equity interest holders for one of our smaller businesses within the PrintBrothers reportable segment exercised their put option, which will require us to purchase their outstanding equity interest during the second quarter of fiscal 2026 for approximately $10,267.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.

As of September 30, 2025, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
During the first quarter of fiscal year 2026, we made updates to our previously implemented methodology for inter-segment transactions, which is used for purposes of measuring and reporting our segment financial performance. These transactions occur when one Cimpress business chooses to buy from or sell to another Cimpress business. Under the updated methodology, a merchant business (the buyer) is cross charged the variable cost of fulfillment that includes labor, materials and shipping costs, but excludes the overhead allocation that was previously included. A fulfiller business (the seller) receives inter-segment revenue that includes the variable cost of fulfillment plus a markup, as well as the shipping costs. The fulfiller profit is included in the fulfiller’s segment results, but eliminated from consolidated reporting through an inter-segment EBITDA elimination. The updated approach allows our merchant businesses to access the ultimate Cimpress variable cost of fulfillment for a given product and therefore that ultimate Cimpress variable cost can be used to determine pricing, advertising spend, and other operational decisions. We made this change to simplify the inputs required for our businesses to transact with each other, and also to set the right incentives to drive increased use of our internal production capabilities. We have recast our historical segment results for all periods presented to ensure comparability with the updated methodology. These changes in methodology have no impact on our consolidated financial results.
During the first quarter of fiscal year 2026, we updated our internal organizational structure which included the transfer of two teams from our Vista reportable segment into our central functions. The change is intended to drive efficiencies through those functions. We have updated our segment presentation of all periods presented to reflect these changes.
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our tax, treasury, internal audit, legal, sustainability, real estate, corporate communications, consolidated reporting and compliance, investor relations, and the functions of our CEO and CFO. These costs also include certain unallocated share-based compensation costs.
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

	Three Months Ended September 30,
	2025	2024 (1)
Revenue:
Vista	$454,909	$429,576
PrintBrothers	184,711	160,424
The Print Group	96,710	84,202
National Pen	103,209	93,590
All Other Businesses	61,742	57,240
Total segment revenue	901,281	825,032
Inter-segment eliminations (2)	(38,004)	(20,063)
Total consolidated revenue	$863,277	$804,969
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended September 30, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$317,720	$—	$618	$53,431	$41,942	$413,711
Europe	109,482	181,449	85,543	36,951	186	413,611
Other	26,255	—	—	1,653	8,047	35,955
Inter-segment	1,452	3,262	10,549	11,174	11,567	38,004
Total segment revenue	454,909	184,711	96,710	103,209	61,742	901,281
Less: inter-segment elimination	(1,452)	(3,262)	(10,549)	(11,174)	(11,567)	(38,004)
Total external revenue	$453,457	$181,449	$86,161	$92,035	$50,175	$863,277

	Three Months Ended September 30, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$309,175	$—	$—	$52,287	$43,368	$404,830
Europe	95,657	159,368	80,907	32,007	—	367,939
Other	23,759	—	—	1,442	6,999	32,200
Inter-segment (1)	985	1,056	3,295	7,854	6,873	20,063
Total segment revenue (1)	429,576	160,424	84,202	93,590	57,240	825,032
Less: inter-segment elimination (1)	(985)	(1,056)	(3,295)	(7,854)	(6,873)	(20,063)
Total external revenue	$428,591	$159,368	$80,907	$85,736	$50,367	$804,969
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.

The following tables include segment revenue and significant segment expenses by reportable segment, as well as our reported measure of segment profit or loss, EBITDA, by reportable segment for the three months ended September 30, 2025 and 2024. Total segment EBITDA shown in the tables below is prior to inter-segment eliminations. Refer to the subsequent table for a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes.

	Three Months Ended September 30, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$454,909	$184,711	$96,710	$103,209	$61,742
Less: Cost of revenue (1)	201,921	132,136	61,031	53,362	34,185
Segment gross profit	252,988	52,575	35,679	49,847	27,557
Less: Advertising expenses	66,504	6,009	6,100	26,596	10,574
Less: Other operating expenses (2)	111,171	25,322	16,110	28,727	12,314
Add: Depreciation and amortization	14,297	3,571	5,541	3,026	4,398
Add: Other segment items (3)	376	924	(339)	58	13
Segment EBITDA (4)	$89,986	$25,739	$18,671	$(2,392)	$9,080

	Three Months Ended September 30, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$429,576	$160,424	$84,202	$93,590	$57,240
Less: Cost of revenue (1)	192,037	115,233	52,090	43,653	31,294
Segment gross profit	237,539	45,191	32,112	49,937	25,946
Less: Advertising expenses	65,128	5,371	5,618	27,680	10,234
Less: Other operating expenses (2)	104,861	23,089	12,483	30,075	13,604
Add: Depreciation and amortization	13,047	3,475	5,211	3,246	4,647
Add: Other segment items (3)	545	(12)	(1,160)	—	107
Segment EBITDA (4)	$81,142	$20,194	$18,062	$(4,572)	$6,862
__________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions and the transfer of two functions between our Vista reportable segment and central and corporate costs. Refer to the discussion above for further details.
(2) For each reportable segment, other operating expenses consists primarily of marketing and selling expense (excluding advertising expenses), technology and development expense and general and administrative expense.
(3) Other segment items primarily includes certain items excluded from our definition of segment EBITDA, which includes expense recognized for contingent earn-out related charges including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges.

(4) For the three months ended September 30, 2025 and 2024 total segment EBITDA was $141,084 and $121,688, respectively. In addition to the adjustments described above as part of other segment items, total segment EBITDA excludes the impact of central and corporate costs which is not considered a reportable segment, as well as the elimination of inter-segment transactions which are included in the reconciliation to income (loss) before income taxes as outlined below.
The following table includes a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes:

	Three Months Ended September 30,
	2025		2024 (1)
Total Segment EBITDA	$141,084		$121,688
Central and corporate costs	(38,635)		(38,859)
Elimination (2)	(15,835)	1	(8,459)
Depreciation and amortization (3)	(36,618)		(35,546)
Certain impairment and other adjustments	(727)		614
Restructuring-related charges	(298)		(99)
Total income from operations	48,971		39,339
Other income (expense), net	3,453		(11,492)
Interest Expense, net	(28,066)		(31,415)
Gain on early extinguishment of debt	—		179
Income (loss) before income taxes	$24,358		$(3,389)
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions and the transfer of two functions between our Vista reportable segment and central and corporate costs. Refer to the discussion above for further details.
(2) Includes the elimination of inter-segment profit that relates to cross-Cimpress transactions, in which the merchant business is cross charged the variable cost of fulfillment and the fulfiller business receives a markup on the cost to fulfill the related orders. These inter-segment profits are eliminated at a consolidated level. Refer to the discussion above regarding our updated methodology for inter-segment transactions for additional details.
(3) For the three months ended September 30, 2025 and 2024, depreciation and amortization includes costs within our central and corporate costs of $5,785 and $5,920, respectively.

	Three Months Ended September 30,
	2025	2024
Purchases of property, plant and equipment:
Vista	$10,616	$7,526
PrintBrothers	2,404	1,367
The Print Group	9,090	3,767
National Pen	2,471	1,363
All Other Businesses	1,564	2,511
Central and corporate costs	208	467
Total purchases of property, plant and equipment	$26,353	$17,001

	Three Months Ended September 30,
	2025	2024
Capitalization of software and website development costs:
Vista	$6,563	$6,057
PrintBrothers	1,294	602
The Print Group	1,245	949
National Pen	1,035	1,100
All Other Businesses	1,312	1,499
Central and corporate costs	5,837	4,364
Total capitalization of software and website development costs	$17,286	$14,571

The following table sets forth long-lived assets by geographic area:

	September 30, 2025	June 30, 2025
Long-lived assets (1):
United States	$70,559	$64,615
Switzerland	77,236	72,971
Netherlands	70,453	67,396
Canada	64,112	66,725
Italy	45,589	41,496
Germany	38,908	37,331
Tunisia	33,069	29,868
France	29,933	31,095
Australia	25,843	23,915
Other	81,352	112,586
Total	$537,054	$547,998
___________________
(1) Excludes goodwill of $826,363 and $826,156, intangible assets, net of $54,116 and $58,348, and deferred tax assets of $57,905 and $61,086 as of September 30, 2025 and June 30, 2025, respectively.
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
All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of September 30, 2025 and June 30, 2025 were $68,611 and $64,854, respectively.

Purchase Obligations
At September 30, 2025, we had unrecorded commitments under contract of $429,237, including third-party cloud services of $253,194; inventory, third-party fulfillment and digital service purchase commitments of $87,690; software of $40,064; insurance costs of $18,410; production-related temporary labor of $11,940; professional and consulting fees of $7,579; production and computer equipment purchases of $4,038; advertising of $3,725; and other unrecorded purchase commitments of $2,597.
Legal Proceedings
We are not currently party to any legal proceedings we believe to be material. Although we cannot predict with certainty the results of litigation and claims to which we may be subject from time to time, we do not expect the resolution of any of our current matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. For all legal matters, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense the costs relating to our legal proceedings as those costs are incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the impact of interest rate and currency fluctuations, the impact of U.S. tariffs (including potential changes in related trade policies and potential mitigation actions and related estimates, cost impacts, pricing changes and changes in customer demand), sources of liquidity to fund future operations, future payment terms with suppliers, the timing of adoption of certain accounting standards, legal proceedings, our ability to prevail in our appeal of an adverse land duty tax assessment, indefinitely reinvested earnings, unrecognized tax benefits, our effective tax rate, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” "assume," “designed,” “potential,” "possible," “continue,” “target,” “seek,” "likely," "will" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, duration, and severity of supply chain constraints and fluctuating inflation; our inability to make investments in our businesses and allocate our capital as planned or the failure of those investments and allocations to achieve the results we expect; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; loss of key personnel or our inability to recruit talented personnel; our failure to develop and deploy our mass customization platform or the failure of the mass customization platform to drive the performance, efficiencies, and competitive advantage we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by geopolitical events or political instability and war in Ukraine, Israel, the Middle East, or elsewhere; changes in governmental policies, laws, and regulations that affect our businesses, or in their enforcement or interpretation, including related to import tariffs; our failure to manage the growth and complexity of our business; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the 2025 fiscal year, this Quarterly Report on Form 10-Q and subsequent documents we periodically file with the SEC.
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
As of September 30, 2025, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. For purposes of measuring and reporting our segment financial performance, we made updates to our previously implemented methodology for inter-segment transactions during the first quarter of fiscal 2026. These transactions occur when one Cimpress business buys from or sells to another Cimpress business. Under the updated methodology, a merchant business (the buyer) is cross charged the variable cost of fulfillment that includes labor, materials and shipping costs, which excludes the previously included overhead allocation. We also updated our internal organizational structure, which included the transfer of two teams from our Vista reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
U.S. Tariffs
The U.S. tariff environment remains fluid. Cimpress businesses operate in the U.S., and we have fulfillment operations for U.S. customers in multiple locations in the U.S., Canada and Mexico. Cimpress has multiple exemptions and exclusions from paying tariffs on many of the products we fulfill for U.S. customers in Canada and

Mexico. The primary impact of tariffs on Cimpress continues to be for promotional products that we source from China and several other countries. After the elimination of the de minimis exemption for shipments under $800 per day to individual U.S. customers in May 2025 for Chinese-sourced goods and August 2025 for goods from other countries, we increased our pricing on impacted products. To date, we have been able to minimize the impact of the new tariffs through supply chain optimization and pricing changes.

We are monitoring the status of tariffs, and we will remain nimble in our sourcing and pricing responses. Most of the computed value of the products we produce in Canada and Mexico for U.S. customers remains covered by exemptions due to their compliance with the US-Mexico-Canada (USMCA) trade agreement and the International Emergency Economic Powers Act (IEEPA) carve out for informational materials. Furthermore, we continue to believe that our scale-based advantages and the assets of our manufacturing, supply chain and procurement, and flexible technology infrastructure have become even clearer through this turbulence. We remain confident that we can manage this effectively, even as facts and circumstances continue to change.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, net income (loss), adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 follows:
•Revenue increased by 7% to $863.3 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income increased by $9.6 million to $49.0 million.
•Net income increased by $18.9 million to $6.5 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $10.9 million to $98.7 million.
•Diluted net income per share attributable to Cimpress plc increased by $0.80 to $0.30.
•Cash provided by operating activities increased by $20.7 million to $25.1 million.
•Adjusted free cash flow (a non-GAAP financial measure) increased by $7.9 million to $(17.8) million.
For the three months ended September 30, 2025, the increase in reported consolidated revenue was primarily driven by revenue growth across most of our reportable segments. The largest contributors of the revenue growth came from our Vista and PrintBrothers reportable segments. Revenue growth in Vista was led by strong performance in promotional products, apparel and gifts (PPAG) and packaging and labels, which delivered growth across all major markets. Our PrintBrothers reportable segment delivered revenue growth across all of their businesses, driven by the combination of increases in new customers and order volume growth.
The increase to operating income of $9.6 million during the three months ended September 30, 2025 was primarily driven by incremental gross profit due to revenue growth discussed above. Across many of our businesses we continue to drive year-over-year advertising and operating expense efficiencies. These efficiencies, including from reductions in the second half of the prior fiscal year, helped offset the overall increase in operating expenses as compared to the prior year period, in part due to higher cash compensation costs driven by the timing of our annual merit cycle.
For the three months ended September 30, 2025, net income increased by $18.9 million to $6.5 million due to the operating income increase described above as well as an increase in other income (expense) of $14.9 million primarily due to unrealized hedging gains of $3.5 million as compared to losses of $20.6 million in the prior-year period. This was partially offset by $8.8 million of higher income tax expense due primarily to increased income (loss) before income taxes.

Adjusted EBITDA increased during the three months ended September 30, 2025, for similar reasons described above as well as $2.9 million in year-over-year currency benefits, net of realized losses on certain currency hedge contracts.
During the three months ended September 30, 2025, cash from operations increased $20.7 million year over year, primarily driven by the higher net income as described above, as well as favorable changes in net working capital year over year of $16.3 million partially offset by higher cash taxes.
Adjusted free cash flow increased by $7.9 million for the three months ended September 30, 2025, due to the operating cash flow increase described above, partially offset by a $9.4 million increase in capitalized expenditures due to planned investments in new production equipment and facility expansion and a $2.7 million increase in capitalized software and website development costs, primarily driven by investments in our mass customization platform and related technology enhancements.
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
Total revenue and revenue growth by reportable segment for the three months ended September 30, 2025 and 2024 are shown in the following tables. The revenue by reportable segment includes inter-segment transactions, which is when one Cimpress business chooses to buy from or sell to another Cimpress business that is part of a different reportable segment. These transactions are then eliminated in the inter-segment elimination line in the table below.

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2025	2024 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$454,909	$429,576	6%	(1)%	5%	—%	5%
PrintBrothers	184,711	160,424	15%	(7)%	8%	—%	8%
The Print Group	96,710	84,202	15%	(7)%	8%	—%	8%
National Pen	103,209	93,590	10%	(2)%	8%	—%	8%
All Other Businesses	61,742	57,240	8%	0%	8%	—%	8%
Inter-segment eliminations	(38,004)	(20,063)
Total revenue	$863,277	$804,969	7%	(3)%	4%	—%	4%
_______________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
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

For the three months ended September 30, 2025, the reported revenue growth of $58.3 million was primarily driven by revenue growth in our Vista and PrintBrothers reportable segments and $23.2 million of positive effects from currency exchange rate fluctuations as compared to the prior year. Excluding the effect of changes in currency exchange rates and inter-segment revenue, the largest increase in revenue was from our Vista business with an increase of $19.7 million for the three months ended September 30, 2025. Vista revenue was higher year over year across all major markets, with the most significant growth in the PPAG and packaging and label product categories. Our PrintBrothers reportable segment also contributed $11.1 million of increased revenue for the three months ended September 30, 2025, excluding the effect of changes in currency exchange rates and inter-segment revenue, primarily driven by new customer and order volume growth, partially offset by customers purchasing lower quantities in certain product categories.
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

In thousands	Three Months Ended September 30,
	2025	2024
Cost of revenue	$460,476	$422,736
% of revenue	53.3%	52.5%
For the three months ended September 30, 2025, cost of revenue increased by $37.7 million year over year, driven by increases in third-party fulfillment costs of $14.2 million, due in part to product mix shifts toward faster-growing product categories that leverage our third-party fulfillment network. In addition, internal variable manufacturing and shipping costs increased by $12.0 million and $5.0 million, respectively, primarily driven by volume-related increases. For both third-party and internal fulfillment costs, a smaller portion of the increase is also impacted by tariff-related cost increases in the U.S., which have largely been offset by price increases. Currency exchange rate fluctuations also increased the cost of revenue by $14.0 million, as compared to the prior year period.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods

In thousands	Three Months Ended September 30,
	2025	2024	2025 vs. 2024
Technology and development expense	$84,886	$81,861	4%
% of revenue	9.8%	10.2%
Marketing and selling expense	$210,398	$203,847	3%
% of revenue	24.4%	25.3%
General and administrative expense	$53,996	$51,932	4%
% of revenue	6.3%	6.5%
Amortization of acquired intangible assets	$4,252	$5,155	(18)%
% of revenue	0.5%	0.6%
Restructuring expense	$298	$99	201%
% of revenue	0.0%	0.0%
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

Technology and development expense increased by $3.0 million for the three months ended September 30, 2025, as compared to the prior year period. This increase was primarily driven by a $3.1 million increase in third-party technology costs, most of which related to further adoption of certain products offered through our mass customization platform, as well as increased business volume, which has collectively increased consumption of those services and related infrastructure costs.
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
For the three months ended September 30, 2025, marketing and selling expenses increased by $6.6 million, partly due to higher cash compensation costs of $3.9 million, driven by our annual merit cycle, as well as hiring in our Vista business. In addition, advertising spend increased by $1.8 million, as compared to the prior year period, largely due to volume-driven increases to advertising spend, as well as targeted advertising investments in certain businesses.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
General and administrative expenses increased by $2.1 million during the three months ended September 30, 2025 as compared to the prior year period, driven by an increase in cash compensation costs of $2.7 million, primarily influenced by the timing of our annual merit cycle, as well as expense recognized during the first quarter of fiscal year 2026 for a sales tax reserve of $1.9 million. These increases were partially offset by lower long-term incentive cash compensation costs of $1.3 million due to changes in the estimated payout for certain businesses and lower share-based compensation costs of $1.6 million, driven by fluctuations in the attainment associated with the performance conditions of prior-year performance share units.
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended September 30,
	2025	2024
Gains (losses) on derivatives not designated as hedging instruments	$3,451	$(20,569)
Currency-related (losses) gains, net	(181)	8,667
Other gains	183	410
Total other income (expense), net	$3,453	$(11,492)
The changes in other income (expense), net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.

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
Interest expense, net decreased $3.3 million during the three months ended September 30, 2025, primarily due to a year-over-year decrease to our weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B in part arising from our repricing action in December 2024 that reduced the credit spread on our outstanding debt.
Income tax expense

In thousands	Three Months Ended September 30,
	2025	2024
Income tax expense	$17,838	$8,995
Effective tax rate	73.2%	(265.4)%
Income tax expense for the three months ended September 30, 2025 increased versus the prior year primarily due to increased income (loss) before income taxes and various immaterial discrete items in both periods.
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
For purposes of measuring and reporting our segment financial performance, we implemented changes to the previously implemented methodology used for inter-segment transactions during the first quarter of fiscal 2026. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business. We also updated our internal organizational structure which included the transfer of two teams from our Vista reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes in methodology have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional details.

Vista

In thousands	Three Months Ended September 30,
	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$454,909	$429,576	6%
Segment EBITDA	89,986	81,142	11%
% of revenue	20%	19%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions and organizational changes that transferred two teams to our central functions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
Vista's reported revenue growth for the three months ended September 30, 2025 was 6% and was positively affected by currency exchange rate fluctuations of 1%, resulting in constant-currency revenue growth of 5%. Revenue growth for the three months ended September 30, 2025 was stronger for product categories such as PPAG as well as packaging and labels and was supported by bookings growth for both new and repeat customers. Partially offsetting growth in these product categories was a decline in business card and stationery products, although the rate of decline was improved versus the prior year quarter.
Segment Profitability
For the three months ended September 30, 2025, segment EBITDA increased by $8.8 million, primarily due to gross profit growth of $15.5 million, which was driven by the revenue growth described above. Partially offsetting the increase in gross profit was a $1.4 million increase in advertising spend that was primarily related to increases in performance advertising spend that supported the revenue growth described above and, as a percentage of segment revenue, was lower year over year. In addition, operating expenses increased by $5.1 million, driven by compensation increases from our annual merit cycle and improved customer self-service features to improve customer care efficiency.
PrintBrothers

In thousands	Three Months Ended September 30,
	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$184,711	$160,424	15%
Segment EBITDA	25,739	20,194	27%
% of revenue	14%	13%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
PrintBrothers' reported revenue growth for the three months ended September 30, 2025 was positively affected by currency exchange rate fluctions of 7%, resulting in organic constant currency revenue growth of 8%. Organic constant-currency revenue growth was driven primarily by customer and order volume growth across the businesses.
Segment Profitability
PrintBrothers' segment EBITDA for the three months ended September 30, 2025 increased $5.5 million, primarily due to the revenue growth described above, as well as positive year-over-year impacts from currency exchange fluctuations of $1.6 million. This was partially offset by increases in advertising spend of $0.6 million, which as a percentage of external revenue is flat year over year, as well as an increases in operating expenses of $2.0 million, which is mostly driven by technology investments.

The Print Group

In thousands	Three Months Ended September 30,
	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$96,710	$84,202	15%
Segment EBITDA	18,671	18,062	3%
% of revenue	19%	21%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
The Print Group's reported revenue growth was positively affected by currency exchange rate fluctuations of 7%, resulting in constant-currency revenue growth for the three months ended September 30, 2025 of 8%, and was primarily driven by increased fulfillment for other Cimpress businesses. External revenue growth was relatively flat year over year, as we continue to experience a shift to lower overall order values in certain product categories.
Segment Profitability
The Print Group's segment EBITDA increased $0.6 million during the three months ended September 30, 2025 as compared to the prior year, due in part to positive year-over-year impacts from currency exchange fluctuations of $1.1 million. Excluding the effect of currency, segment EBITDA declined by $0.4 million, due to a $2.2 million increase in variable long-term incentive compensation expense, driven by changes year over year in their estimated payouts. This cost increase was offset in part by an increase in gross profit, driven by the revenue growth described above.
National Pen

In thousands	Three Months Ended September 30,
	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$103,209	$93,590	10%
Segment EBITDA	(2,392)	(4,572)	48%
% of revenue	(2)%	(5)%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
For the three months ended September 30, 2025, National Pen's revenue growth was positively impacted 2% by currency exchange rate fluctuations, resulting in constant-currency revenue growth of 8% as compared to the prior year. National Pen revenue growth was driven by increases in fulfillment for other Cimpress businesses as well as growth in external revenue, mostly from tariff-related pricing increases. These increases were offset by revenue declines in mail order where National Pen continued to reduce and optimize their direct mail advertising spend.
Segment Profitability
National Pen's segment EBITDA increased $2.2 million for the three months ended September 30, 2025, driven by a reduction in advertising spend of $1.1 million, most of which relates to the lower direct mail advertising as described above, as well as a $1.4 million decrease in variable long-term incentive compensation expense, driven by changes year over year in their estimated payouts.

All Other Businesses
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.

In thousands	Three Months Ended September 30,
	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$61,742	$57,240	8%
Segment EBITDA	9,080	6,862	32%
% of revenue	15%	12%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
All Other Businesses' reported and constant-currency revenue growth was 8% for the three months ended September 30, 2025. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses as well as growth in the packaging product category, which was partially offset by lower revenue for signage products. Our smaller Printi business delivered constant-currency revenue growth versus the prior year.
Segment Profitability
For the three months ended September 30, 2025, segment EBITDA increased $2.2 million versus the prior year, largely driven by the cross-Cimpress revenue growth described above as well as lower variable long-term incentive compensation expense of $1.9 million, driven by changes year over year in estimated payouts.
Central and Corporate Costs
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our tax, treasury, internal audit, legal, sustainability, real estate, corporate communications, consolidated reporting and compliance, investor relations, and the functions of our CEO and CFO. These costs also include certain unallocated share-based compensation costs.
During the three months ended September 30, 2025, central and corporate costs decreased by $0.2 million as compared to the prior year, due primarily to a reduction in unallocated share-based compensation expense year over year of $1.6 million, driven by fluctuations in the attainment associated with the performance conditions of prior-year performance share units. This decrease was partially offset by higher third-party technology costs as a result of continued adoption and usage of mass customization platform products that are developed by our central technology teams.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$25,059	$4,384
Net cash used in investing activities	(42,818)	(25,502)
Net cash used in financing activities	(14,656)	(35,416)
The cash flows during the three months ended September 30, 2025 related primarily to the following items:
Cash inflows:
•Net income of $6.5 million

•Adjustments for non-cash items of $48.6 million primarily related to adjustments for depreciation and amortization of $36.6 million, share-based compensation costs of $14.8 million and deferred taxes of $2.8 million, offset in part by unrealized currency-related gains of $7.7 million
•Proceeds from the sale of assets of $0.8 million
•Proceeds from the exercise of options of $0.5 million
Cash outflows:
•Net working capital outflows of $30.1 million, primarily due to typical fluctuations from seasonal trends that resulted in increases in accounts receivables and inventory levels
•Capital expenditures of $26.4 million, of which the majority is related to the purchase of manufacturing and automation equipment for our production facilities
•Internal and external costs of $17.3 million for software and website development that we have capitalized
•Payment of withholding taxes in connection with share awards of $6.7 million, primarily driven by the vesting of restricted and performance share unit grants
•Net repayments of debt of $3.7 million, primarily including our Term Loan B amortization payment
•Purchases of our ordinary shares for $2.7 million
•Payments for finance lease arrangements of $2.0 million
Additional Liquidity and Capital Resources Information. At September 30, 2025, we had $200.5 million of cash and cash equivalents and $1,600.9 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three months ended September 30, 2025, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the three months ended September 30, 2025, we purchased and retired 45,000 of our ordinary shares for $2.7 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
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
Indefinitely Reinvested Earnings. As of September 30, 2025, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $97.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.

Contractual Obligations
Contractual obligations at September 30, 2025 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$107,948	$20,069	$39,926	$23,499	$24,454
Purchase commitments	429,237	173,362	138,215	111,421	6,239
Senior secured credit facility and interest payments (2)	1,242,763	76,863	1,164,613	1,287	—
2032 Notes and interest payments	796,033	38,719	77,438	77,438	602,438
Other debt	5,754	3,068	2,686	—	—
Finance leases, net of subleases (1)	34,646	6,898	11,136	6,056	10,556
Total (3)	$2,616,381	$318,979	$1,434,014	$219,701	$643,687
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of September 30, 2025 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $0.4 million as of September 30, 2025 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $4.5 million in the aggregate outstanding as of September 30, 2025.
Purchase Commitments. At September 30, 2025, we had unrecorded commitments under contract of $429.2 million. Purchase commitments consisted of third-party cloud services of $253.2 million; third-party fulfillment and digital services of $87.7 million; software of $40.1 million; insurance costs of $18.4 million; production-related temporary labor of $11.9 million; professional and consulting fees of $7.6 million; production and computer equipment purchases of $4.0 million; advertising of $3.7 million; and other commitments of $2.6 million.
Senior Secured Credit Facility and Interest Payments. On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 and reduced the minimum credit spread on borrowing and the minimum commitment fee on unused balances, depending on our First Lien Leverage Ratio. Our $250.0 million senior secured revolving credit facility has $232.0 million unused as of September 30, 2025. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on September 26, 2029. Interest payable included in the above table is based on the interest rate as of September 30, 2025 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. As of September 30, 2025, we have borrowings under our Restated Credit Agreement of $1,070.1 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028.
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
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of September 30, 2025, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 8 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2025, we had $5.8 million outstanding for those obligations that have repayments due on various dates through September 2028.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2025 is $29.5 million, net of accumulated depreciation of $35.9 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2025 amounts to $33.7 million.
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
Adjusted EBITDA is defined as net income (loss) plus income tax expense plus (gain) loss on early extinguishment of debt plus interest expense, net plus other expense (income), net plus depreciation and amortization plus share-based compensation expense plus earn-out related charges plus certain impairments plus restructuring related charges less the gain or loss on purchase or sale of subsidiaries as well as the disposal of assets. In addition, adjusted EBITDA includes the impact of certain items that are recognized in other income, net which includes realized gains or losses on currency derivatives that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting, as well as proceeds from insurance recoveries.
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
Adjusted free cash flow is the primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress-wide. Adjusted free cash flow is defined as net cash provided by (used in) operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs that are included in net cash used in investing activities; plus the proceeds from sale of assets, payment of contingent consideration in excess of acquisition-date fair value, and gains on proceeds from insurance that are not included in net cash provided by operating activities, if any. We use this cash flow metric because we believe that this methodology can provide useful supplemental information to help investors better understand our ability to generate cash flow after considering certain investments required to maintain or grow our business, as well as eliminate the impact of certain cash flow items presented as operating cash flows that we do not believe reflect the cash flow generated by the underlying business.
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
The table below sets forth net income (loss) and adjusted EBITDA for the three months ended September 30, 2025 and 2024:

In thousands	Three Months Ended September 30,
	2025	2024
Net income (loss)	$6,520	$(12,384)
Exclude expense (benefit) impact of:
Income tax expense	17,838	8,995
Gain on early extinguishment of debt	—	(179)
Interest expense, net	28,066	31,415
Other (income) expense, net	(3,453)	11,492
Depreciation and amortization	36,618	35,546
Share-based compensation expense	14,793	15,633
Certain impairments and other adjustments	727	(614)
Restructuring-related charges	298	99
Include certain items that are a part of other income (expense), net:
Realized losses on currency derivatives (1)	(2,692)	(2,232)
Adjusted EBITDA	$98,715	$87,771
_________________
(1) These realized losses include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three months ended September 30, 2025 and 2024:

In thousands	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$25,059	$4,384
Purchases of property, plant and equipment	(26,353)	(17,001)
Capitalization of software and website development costs	(17,286)	(14,571)
Proceeds from the sale of assets	821	1,570
Adjusted free cash flow	$(17,759)	$(25,618)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of September 30, 2025, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2025, we had $1,070.1 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2025, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of September 30, 2025, would result in an $8.0 million impact to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.

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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) are non-U.S. dollar loans that we hedge with cross-currency swap and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $25.1 million on our income (loss) before income taxes for the three months ended September 30, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table outlines the repurchase of our ordinary shares during the three months ended September 30, 2025 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2025 through July 31, 2025	—	$—	—	$115.3
August 1, 2025 through August 31, 2025	45,000	60.58	45,000	112.6
September 1, 2025 through September 30, 2025	—	—	—	112.6
Total	45,000	$60.58	45,000	$112.6
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1*	Form of Performance-Based Restricted Share Unit Agreement based on annual fiscal year Cimpress financial performance under the 2020 Equity Incentive Plan
10.2*	Form of Performance-Based Restricted Share Unit Agreement based on annual fiscal year Vista financial performance under the 2020 Equity Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
__________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2025                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)