Form 10-Q
period 2025-12-31
CIMPRESS plc
filed 2026-01-29
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 26, 2026, there were 24,285,192 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$258,038	$233,982
Accounts receivable, net of allowances of $7,737 and $7,957, respectively	70,605	68,289
Inventory	122,750	112,870
Prepaid expenses and other current assets	109,760	87,465
Total current assets	561,153	502,606
Property, plant and equipment, net	348,660	302,494
Operating lease assets, net	111,482	83,951
Software and website development costs, net	106,830	104,764
Deferred tax assets	56,944	61,086
Goodwill	826,655	826,156
Intangible assets, net	54,783	58,348
Other assets	27,860	28,739
Total assets	$2,094,367	$1,968,144
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$353,593	$332,110
Accrued expenses	353,338	304,085
Deferred revenue	49,969	47,975
Short-term debt	13,522	9,085
Operating lease liabilities, current	24,690	22,064
Other current liabilities	30,960	43,343
Total current liabilities	826,072	758,662
Deferred tax liabilities	22,505	23,308
Long-term debt	1,577,583	1,576,178
Operating lease liabilities, non-current	91,803	66,196
Other liabilities	100,375	107,246
Total liabilities	2,618,338	2,531,590
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	6,057	19,057
Shareholders’ deficit:
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,381,431 and 42,448,572 shares issued, respectively; 24,410,184 and 24,477,325 shares outstanding, respectively	597	597
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	608,023	592,315
Retained earnings	260,940	225,117
Accumulated other comprehensive loss	(36,739)	(37,969)
Total shareholders’ deficit attributable to Cimpress plc	(530,729)	(583,490)
Noncontrolling interests (Note 10)	701	987
Total shareholders' deficit	(530,028)	(582,503)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,094,367	$1,968,144

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue	$1,042,202	$939,159	$1,905,479	$1,744,128
Cost of revenue (1)	554,484	489,256	1,014,960	911,992
Technology and development expense (1)	89,077	82,878	173,963	164,739
Marketing and selling expense (1)	246,161	223,861	456,559	427,708
General and administrative expense (1)	60,196	56,936	114,192	108,868
Amortization of acquired intangible assets	2,883	5,116	7,135	10,271
Restructuring expense	1,305	163	1,603	262
Income from operations	88,096	80,949	137,067	120,288
Other income, net	1,728	31,678	5,181	20,186
Interest expense, net	(26,997)	(29,165)	(55,063)	(60,580)
Loss on early extinguishment of debt	—	(696)	—	(517)
Income before income taxes	62,827	82,766	87,185	79,377
Income tax expense	13,337	21,151	31,175	30,146
Net income	49,490	61,615	56,010	49,231
Add: Net (income) loss attributable to noncontrolling interests	(146)	(558)	971	(723)
Net income attributable to Cimpress plc	$49,344	$61,057	$56,981	$48,508
Basic net income per share attributable to Cimpress plc	$2.01	$2.45	$2.32	$1.94
Diluted net income per share attributable to Cimpress plc	$1.95	$2.36	$2.26	$1.86
Weighted average shares outstanding — basic	24,570,134	24,965,612	24,572,294	25,066,729
Weighted average shares outstanding — diluted	25,299,521	25,906,151	25,175,631	26,145,452
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of revenue	$216	$208	$427	$431
Technology and development expense	5,515	4,962	10,456	10,058
Marketing and selling expense	2,898	2,502	5,584	4,217
General and administrative expense	8,202	6,701	15,157	15,300

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$49,490	$61,615	$56,010	$49,231
Other comprehensive income, net of tax:
Foreign currency translation gains (losses), net of hedges	2,332	(21,893)	1,809	(15,181)
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	854	7,213	1,145	(1,186)
Amounts reclassified from accumulated other comprehensive loss to net income for derivative instruments	(618)	285	(1,338)	569
Comprehensive income	52,058	47,220	57,626	33,433
Add: Comprehensive (income) loss attributable to noncontrolling interests	(528)	35	585	(523)
Total comprehensive income attributable to Cimpress plc	$51,530	$47,255	$58,211	$32,910

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	22	—	—	—	1,000	—	—	1,000
Purchase and cancellation of ordinary shares	(123)	(1)	—	—	(1,713)	(8,906)	—	(10,620)
Share-based awards vested, net of shares withheld for taxes	282	3	—	—	(12,951)	—	—	(12,948)
Share-based compensation expense	—	—	—	—	16,573	—	—	16,573
Net loss attributable to Cimpress plc	—	—	—	—	—	(12,549)	—	(12,549)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(503)	—	(503)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(8,115)	(8,115)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,319	6,319
Balance at September 30, 2024	43,232	$606	(17,971)	$(1,363,550)	$573,192	$250,923	$(32,160)	$(570,989)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	7	—	—	—	369	—	—	369
Purchase and cancellation of ordinary shares	(534)	(6)	—	—	(7,352)	(35,009)	—	(42,367)
Share-based awards vested, net of shares withheld for taxes	84	1	—	—	(3,823)	—	—	(3,822)
Share-based compensation expense	—	—	—	—	14,495	—	—	14,495
Net income attributable to Cimpress plc	—	—	—	—	—	61,057	—	61,057
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	591	—	591
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	7,498	7,498
Foreign currency translation, net of hedges	—	—	—	—	—	—	(21,300)	(21,300)
Balance at December 31, 2024	42,789	$601	(17,971)	$(1,363,550)	$576,881	$277,562	$(45,962)	$(554,468)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2025	42,449	$597	(17,971)	$(1,363,550)	$592,315	$225,117	$(37,969)	$(583,490)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	11	—	—	—	508	—	—	508
Purchase and cancellation of ordinary shares	(45)	(1)	—	—	(674)	(2,051)	—	(2,726)
Share-based awards vested, net of shares withheld for taxes	224	4	—	—	(6,707)	—	—	(6,703)
Share-based compensation expense	—	—	—	—	14,474	—	—	14,474
Net income attributable to Cimpress plc	—	—	—	—	—	7,637	—	7,637
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(429)	(429)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(527)	(527)
Balance at September 30, 2025	42,639	$600	(17,971)	$(1,363,550)	$599,916	$230,703	$(38,925)	$(571,256)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	16	—	—	—	780	—	—	780
Purchase and cancellation of ordinary shares	(370)	(4)	—	—	(5,557)	(19,899)	—	(25,460)
Share-based awards vested, net of shares withheld for taxes	96	1	—	—	(3,630)	—	—	(3,629)
Share-based compensation expense	—	—	—	—	16,514	—	—	16,514
Net income attributable to Cimpress plc	—	—	—	—	—	49,344	—	49,344
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	792	—	792
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	236	236
Foreign currency translation, net of hedges	—	—	—	—	—	—	1,950	1,950
Balance at December 31, 2025	42,381	$597	(17,971)	$(1,363,550)	$608,023	$260,940	$(36,739)	$(530,729)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2025	2024
Operating activities
Net income	$56,010	$49,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,236	70,757
Share-based compensation expense	31,624	30,006
Deferred taxes	3,570	3,373
Gain on early extinguishment of debt	—	123
Unrealized gain on derivatives not designated as hedging instruments included in net income	(12,117)	(12,313)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	419	(9,448)
Other non-cash items	3,759	3,370
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,277	5,495
Inventory	(8,088)	(6,562)
Prepaid expenses and other assets	(22,830)	(13,572)
Accounts payable	27,084	11,557
Accrued expenses and other liabilities	33,776	48,886
Net cash provided by operating activities	189,720	180,903
Investing activities
Purchases of property, plant and equipment	(51,533)	(43,419)
Business acquisitions, net of cash acquired	(10,401)	—
Capitalization of software and website development costs	(33,310)	(31,248)
Proceeds from the sale of assets	1,693	1,668
Proceeds from maturity of held-to-maturity investments	—	4,500
Proceeds from the settlement of derivatives designated as hedging instruments	—	5,438
Net cash used in investing activities	(93,551)	(63,061)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	—	525,000
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	—	(522,135)
Proceeds from borrowings of debt	1,156	41,191
Payments of debt	(8,289)	(49,156)
Payments of debt issuance costs	—	(11,551)
Payments of finance lease obligations	(4,625)	(4,158)
Purchase of noncontrolling interests	(22,633)	(4,058)
Distributions to noncontrolling interests	—	(821)
Proceeds from issuance of ordinary shares	1,288	1,369
Purchase of ordinary shares	(28,186)	(52,987)
Payments of withholding taxes in connection with equity awards	(10,332)	(16,770)
Net cash used in financing activities	(71,621)	(94,076)
Effect of exchange rate changes on cash	(492)	(3,112)
Net increase in cash and cash equivalents	24,056	20,654
Cash and cash equivalents at beginning of period	233,982	203,775
Cash and cash equivalents at end of period	$258,038	$224,429

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$56,127	$54,753
Cash received for interest	5,913	6,380
Cash paid for income taxes	21,636	11,386
Non-cash investing and financing activities
Property and equipment acquired under finance leases	12,203	805
Amounts accrued related to property, plant and equipment	11,320	16,477
Amounts accrued related to capitalized software development costs	97	60

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

Ordinary Shares
During the six months ended December 31, 2025, we repurchased 414,711 of our ordinary shares on the open market for $28,186. The repurchased shares were immediately cancelled after repurchase and therefore have been classified as authorized and unissued shares as of December 31, 2025.
Subsidiary Equity Option Awards
During the second quarter of fiscal 2025, we granted subsidiary-level option awards, which provide the founders of one of our businesses with the option to purchase a 5.25% minority equity interest in each of the principal businesses that are included in our PrintBrothers reportable segment. No material expense was recognized for any period presented.
Other Income, Net
The following table summarizes the components of other income, net.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gains on derivatives not designated as hedging instruments (1)	$1,428	$33,632	$4,879	$13,063
Currency-related (losses) gains, net (2)	(359)	(2,107)	(540)	6,560
Other gains	659	153	842	563
Total other income, net	$1,728	$31,678	$5,181	$20,186
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized losses of $4,546 and $7,238 for the three and six months ended December 31, 2025, respectively, and gains of $2,981 and $749 for the three and six months ended December 31, 2024, respectively.

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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Weighted-average shares outstanding, basic	24,570,134	24,965,612	24,572,294	25,066,729
Weighted-average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/warrants (1)	729,387	940,539	603,337	1,078,723
Shares used in computing diluted net income per share attributable to Cimpress plc	25,299,521	25,906,151	25,175,631	26,145,452
Weighted-average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress plc (1)	627,747	299,877	1,291,495	153,799
__________________
(1) On May 1, 2020, we entered into a financing arrangement which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60 that have a potentially dilutive impact on our weighted-average shares outstanding. For the three months ended December 31, 2025 and 2024, as well as the six months ended December 31, 2024, the average market price of our ordinary shares was higher than the strike price of the warrants; therefore, the warrants are considered dilutive in the amounts of 121,970, 248,156 and 294,657, respectively. The weighted-average anti-dilutive effect of the warrants for the six months ended December 31, 2025 was 527,689, due to the average share price being below the strike price during the period.

Recently Issued or Adopted Accounting Pronouncements
Accounting Standards to be Adopted
In November 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2025-09 "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" (ASU 2025-09), which more closely aligns hedge accounting with the economics of an entity’s risk management activities. The standard will be effective starting with our annual report for the fiscal year ending June 30, 2028, as well as each interim period within that fiscal year. Early adoption is permitted, but we do not intend to early adopt this standard. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06), which modernizes the accounting guidance for internal-use software costs and requires capitalization of software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The standard will be effective starting with our annual report for the fiscal year ending June 30, 2029, as well as each interim period within that fiscal year. Early adoption is permitted, but we do not intend to early adopt this standard. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

	December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$7,838	$—	$7,838	$—
Currency forward contracts	1,126	—	1,126	—
Total assets recorded at fair value	$8,964	$—	$8,964	$—

Liabilities
Cross-currency swap contracts	$(30,574)	$—	$(30,574)	$—
Currency forward contracts	(20,978)	—	(20,978)	—
Currency option contracts	(4,814)	—	(4,814)	—
Total liabilities recorded at fair value	$(56,366)	$—	$(56,366)	$—

	June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$9,497	$—	$9,497	$—
Currency forward contracts	1,191	—	1,191	—
Total assets recorded at fair value	$10,688	$—	$10,688	$—

Liabilities
Cross-currency swap contracts	$(31,982)	$—	$(31,982)	$—
Currency forward contracts	(32,529)	—	(32,529)	—
Currency option contracts	(5,801)	—	(5,801)	—
Total liabilities recorded at fair value	$(70,312)	$—	$(70,312)	$—
During the six months ended December 31, 2025 and year ended June 30, 2025, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.

The valuations of the derivatives intended to mitigate our interest rate and currency risks are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves, interest rate volatility, or spot and forward exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. In the fair value measurements, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk, and in doing so, we have considered the impact of netting and any applicable credit enhancements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2025, we have assessed the impact of the credit valuation adjustments and determined that it is not significant to the overall valuation of our derivatives and, as a result, that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
As of December 31, 2025 and June 30, 2025, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2025 and June 30, 2025, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,607,907 and $1,604,513, respectively, and the fair value was $1,621,354 and $1,582,599, respectively. Our debt at December 31, 2025 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.
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
As of December 31, 2025, we estimate that $3,393 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2026. As of December 31, 2025, we had six effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2025 (1)	$250,000
Contracts with a future start date	180,000
Total	$430,000
________________________
(1) Based on contracts outstanding as of December 31, 2025, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $250,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. dollar. As of December 31, 2025, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
Other Currency Hedges
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. These contracts or intercompany loans may be designated as hedges to mitigate the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in consolidated subsidiaries that have the Euro as their functional currency. As of December 31, 2025, we had one currency forward contract designated as a net investment hedge with a notional amount of $30,319, maturing during December 2027. The impact of net investment hedges is recognized in accumulated other comprehensive loss as a component of translation adjustments, net of hedges, and would only be reclassified to earnings if the hedged subsidiaries were no longer consolidated entities.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2025 and 2024, we experienced volatility within other income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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

As of December 31, 2025, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in the Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$821,230	March 2024 through December 2025	Various dates through December 2027	619	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2025 and June 30, 2025. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$7,905	$(67)	$7,838	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(30,574)	—	(30,574)
Currency forward contracts	Other assets	208	—	208	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$8,113	$(67)	$8,046		$(30,574)	$—	$(30,574)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$1,119	$(201)	$918	Other current liabilities / other liabilities	$(22,706)	$1,728	$(20,978)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(4,814)	—	(4,814)
Total derivatives not designated as hedging instruments		$1,119	$(201)	$918		$(27,520)	$1,728	$(25,792)

	June 30, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$9,636	$(139)	$9,497	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(31,982)	—	(31,982)
Currency forward contracts	Other assets	—	—	—	Other liabilities	(148)	—	(148)
Total derivatives designated as hedging instruments		$9,636	$(139)	$9,497		$(32,130)	$—	$(32,130)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$1,238	$(47)	$1,191	Other current liabilities / other liabilities	$(34,941)	$2,560	$(32,381)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(5,801)	—	(5,801)
Total derivatives not designated as hedging instruments		$1,238	$(47)	$1,191		$(40,742)	$2,560	$(38,182)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss, net of tax, for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$854	$7,213	$1,145	$(1,186)
Derivatives in net investment hedging relationships
Cross-currency swaps	458	—	1,408	—
Intercompany loan	—	2,744	—	615
Currency forward contracts	151	—	356	—
Total	$1,463	$9,957	$2,909	$(571)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2025 and 2024:

	Amount of Net (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$(804)	$322	$(1,686)	$643	Interest expense, net
Total before income tax	(804)	322	(1,686)	643	Income before income taxes
Income tax	186	(37)	348	(74)	Income tax expense
Total	$(618)	$285	$(1,338)	$569
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and six months ended December 31, 2025 and 2024 for derivative instruments for which we did not elect hedge accounting:

	Amount of Gain (Loss) Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Currency contracts	$1,428	$33,632	$4,879	$13,063	Other income, net
Total	$1,428	$33,632	$4,879	$13,063
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $666, for the six months ended December 31, 2025:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2025	$3,269	$(1,165)	$(40,073)	$(37,969)
Other comprehensive loss before reclassifications	1,145	—	1,423	2,568
Amounts reclassified from accumulated other comprehensive loss to net income	(1,338)	—	—	(1,338)
Net current period other comprehensive loss	(193)	—	1,423	1,230
Balance as of December 31, 2025	$3,076	$(1,165)	$(38,650)	$(36,739)
________________________
(1) Gains on cash flow hedges include our interest rate swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2025 and June 30, 2025, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Losses on currency forward and cross-currency swap contracts designated as net investment hedges, net of tax, of $7,642 and $9,406 have been included in accumulated other comprehensive loss as of December 31, 2025 and June 30, 2025, respectively. Intercompany loan hedge gains, net of tax, which is associated with a previously settled loan of $42,159 have been included in accumulated other comprehensive loss for both periods presented.

6. Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2025 and June 30, 2025 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2025	$304,806	$164,780	$161,649	$194,921	$826,156
Acquisitions (1)	—	38	—	—	38
Adjustments (2)	—	(671)	—	—	(671)
Effect of currency translation adjustments (3)	540	322	270	—	1,132
Balance as of December 31, 2025	$305,346	$164,469	$161,919	$194,921	$826,655
________________________
(1) In the second quarter of fiscal year 2026, we acquired 100% of the outstanding equity of an immaterial business that is included in our PrintBrothers reportable segment in exchange for $10,401 of cash consideration, net of cash acquired, which resulted in the recognition of goodwill of $38. The purchase price allocation and pro forma results were not material and therefore not presented herein.
(2) In the second quarter of fiscal year 2026, we adjusted the goodwill value of an immaterial business that is included in our PrintBrothers reportable segment, which resulted in the reduction of goodwill of $671.
(3) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
7. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2025	June 30, 2025
Compensation costs	$92,579	$87,781
Income and indirect taxes (1)	77,810	63,667
Advertising costs (1)	42,869	25,428
Third-party manufacturing and digital content costs (1)	23,881	20,018
Shipping costs (1)	16,849	12,796
Variable compensation incentives	7,999	12,416
Interest payable	12,383	12,346
Sales returns	6,359	5,413
Professional fees	3,731	3,061
Restructuring costs	1,349	3,090
Other	67,529	58,069
Total accrued expenses	$353,338	$304,085
____________________
(1) The increase in income and indirect taxes, advertising costs, third party manufacturing and digital content costs, and shipping costs is due to increased sales volumes during our holiday peak season in the second quarter of our fiscal year.
Other current liabilities included the following:

	December 31, 2025	June 30, 2025
Short-term derivative liabilities	$18,898	$20,969
Mandatorily redeemable noncontrolling interest (1)	—	10,673
Current portion of finance lease obligations	9,805	9,121
Other	2,257	2,580
Total other current liabilities	$30,960	$43,343
____________________
(1) In the second quarter of fiscal year 2026, the mandatory redemption date for minority equity interests in three of our businesses within the PrintBrothers reportable segment was reached, resulting in the purchase of their outstanding equity interests for $10,724.

Other liabilities included the following:

	December 31, 2025	June 30, 2025
Long-term derivative liabilities	$39,464	$52,089
Long-term finance lease obligations	33,105	24,501
Long-term compensation incentives	10,948	16,919
Other	16,858	13,737
Total other liabilities	$100,375	$107,246
8. Debt

	December 31, 2025	June 30, 2025
7.375% Senior Notes due 2032	$525,000	$525,000
Senior secured credit facility	1,067,413	1,072,818
Other (1)	15,494	6,695
Debt issuance costs and discounts, net of debt premiums	(16,802)	(19,250)
Total debt outstanding, net	1,591,105	1,585,263
Less: short-term debt (2)	13,522	9,085
Long-term debt	$1,577,583	$1,576,178
_____________________
(1) The increase in other debt is primarily related to debt acquired as part of an acquisition that was completed during the second quarter of fiscal year 2026 within our PrintBrothers reportable segment.
(2) Balances as of December 31, 2025 and June 30, 2025 are inclusive of short-term debt issuance costs, debt premiums and discounts of $4,895 for both periods presented.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of December 31, 2025, we were in compliance with all covenants in those debt contracts, including our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") and the indenture governing our 7.375% senior unsecured notes due September 15, 2032 ("2032 Notes").
Senior Secured Credit Facility
On December 16, 2024, we entered into a Restated Credit Agreement which consists of the following as of December 31, 2025:
•a $1,067,413 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 2.50%, which amortizes over the loan period, with a final maturity date of May 17, 2028, and
•a $250,000 senior secured revolving credit facility with a maturity date of September 26, 2029 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
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
As of December 31, 2025, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 5.90%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.30% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.

Senior Notes
We have issued $525,000 in 2032 Notes, which are unsecured. We can redeem some or all of the 2032 Notes at the redemption prices specified in the indenture that governs the 2032 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of December 31, 2025, we have not redeemed any of the 2032 Notes.
Other Debt
Other debt primarily consists of term loans acquired through acquisitions or used to fund certain capital investments. As of December 31, 2025 and June 30, 2025, we had $15,494 and $6,695, respectively, outstanding for those obligations that are payable through September 2037.
9. Income Taxes
Our income tax expense was $13,337 and $31,175 for the three and six months ended December 31, 2025, respectively, as compared to $21,151 and $30,146 for the three and six months ended December 31, 2024, respectively. Income tax expense for the three months ended December 31, 2025 decreased versus the prior comparative period primarily due to decreased income before income taxes. In addition, we recorded a tax benefit of $3,126 during the three months ended December 31, 2025 for the release of a valuation allowance in Australia. Income tax expense for the six months ended December 31, 2025 was in line with the prior comparative period. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for the three and six months ended December 31, 2025 and 2024, in accordance with GAAP. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.
As of December 31, 2025, we had unrecognized tax benefits of $12,672, including accrued interest and penalties of $20. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $248 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $300 to $400 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.
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

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2025	$19,057	$987
Accretion to redemption value recognized in retained earnings	(792)	—
Net loss attributable to noncontrolling interests	(684)	(287)
Purchase of noncontrolling interest (1)	(11,909)	—
Foreign currency translation	385	1
Balance as of December 31, 2025	$6,057	$701
_________________
(1) In the second quarter of fiscal year 2026, the minority equity interest holders for one of our smaller businesses within the PrintBrothers reportable segment exercised their put option, which resulted in our purchase of the remaining noncontrolling interests for $11,909.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.
As of December 31, 2025, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
•The Print Group - Includes the results of Easyflyer, Exaprint, Packstyle, Pixartprinting, and Tradeprint, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in France, Italy, Spain, and the United Kingdom. Pixartprinting's U.S. facility went live in March 2025, fulfilling orders for third-party customers and other Cimpress businesses.
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
During the first quarter of fiscal year 2026, we updated our internal organizational structure which included the transfer of two teams from our Vista reportable segment into our central functions. The change is intended to drive efficiencies through those functions. We have updated our segment presentation for all periods presented to reflect these changes.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024 (1)	2025	2024 (1)
Revenue:
Vista	$532,827	$497,742	$987,736	$927,318
PrintBrothers	219,903	174,516	404,614	334,940
The Print Group	115,150	98,962	211,860	183,164
National Pen	150,914	131,495	254,123	225,085
All Other Businesses	67,177	60,433	128,919	117,673
Total segment revenue	1,085,971	963,148	1,987,252	1,788,180
Inter-segment eliminations (2)	(43,769)	(23,989)	(81,773)	(44,052)
Total consolidated revenue	$1,042,202	$939,159	$1,905,479	$1,744,128
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended December 31, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$344,627	$—	$913	$60,254	$46,681	$452,475
Europe	154,581	215,924	100,253	76,194	732	547,684
Other	31,164	—	—	2,243	8,636	42,043
Inter-segment	2,455	3,979	13,984	12,223	11,128	43,769
Total segment revenue	532,827	219,903	115,150	150,914	67,177	1,085,971
Less: inter-segment elimination	(2,455)	(3,979)	(13,984)	(12,223)	(11,128)	(43,769)
Total external revenue	$530,372	$215,924	$101,166	$138,691	$56,049	$1,042,202

	Six Months Ended December 31, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$662,347	$—	$1,531	$113,685	$88,623	$866,186
Europe	264,063	397,373	185,796	113,145	918	961,295
Other	57,419	—	—	3,896	16,683	77,998
Inter-segment	3,907	7,241	24,533	23,397	22,695	81,773
Total segment revenue	987,736	404,614	211,860	254,123	128,919	1,987,252
Less: inter-segment elimination	(3,907)	(7,241)	(24,533)	(23,397)	(22,695)	(81,773)
Total external revenue	$983,829	$397,373	$187,327	$230,726	$106,224	$1,905,479

	Three Months Ended December 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$326,538	$—	$—	$58,486	$45,730	$430,754
Europe	140,852	173,437	92,012	64,702	26	471,029
Other	29,633	—	—	1,524	6,219	37,376
Inter-segment (1)	719	1,079	6,950	6,783	8,458	23,989
Total segment revenue (1)	497,742	174,516	98,962	131,495	60,433	963,148
Less: inter-segment elimination (1)	(719)	(1,079)	(6,950)	(6,783)	(8,458)	(23,989)
Total external revenue	$497,023	$173,437	$92,012	$124,712	$51,975	$939,159

	Six Months Ended December 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$635,713	$—	$—	$110,773	$89,098	$835,584
Europe	236,509	332,805	172,919	96,709	26	838,968
Other	53,392	—	—	2,966	13,218	69,576
Inter-segment (1)	1,704	2,135	10,245	14,637	15,331	44,052
Total segment revenue (1)	927,318	334,940	183,164	225,085	117,673	1,788,180
Less: inter-segment elimination (1)	(1,704)	(2,135)	(10,245)	(14,637)	(15,331)	(44,052)
Total external revenue	$925,614	$332,805	$172,919	$210,448	$102,342	$1,744,128
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.

The following tables include segment revenue and significant segment expenses by reportable segment, as well as our reported measure of segment profit or loss, EBITDA, by reportable segment for the three and six months ended December 31, 2025 and 2024. Total segment EBITDA shown in the tables below is prior to inter-segment eliminations. Refer to the subsequent table for a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes.

	Three Months Ended December 31, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$532,827	$219,903	$115,150	$150,914	$67,177
Less: Cost of revenue	236,338	156,342	70,899	76,113	39,660
Segment gross profit	296,489	63,561	44,251	74,801	27,517
Less: Advertising expenses	93,546	7,523	8,822	21,869	12,217
Less: Other operating expenses (2)	109,849	32,288	18,218	31,027	15,021
Add: Depreciation and amortization	13,811	4,568	5,833	3,113	3,635
Add: Other segment items (3)	55	(37)	97	551	578
Segment EBITDA (4)	$106,960	$28,281	$23,141	$25,569	$4,492

	Six Months Ended December 31, 2025
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$987,736	$404,614	$211,860	$254,123	$128,919
Less: Cost of revenue	438,259	288,478	131,930	129,475	73,845
Segment gross profit	549,477	116,136	79,930	124,648	55,074
Less: Advertising expenses	160,050	13,532	14,922	48,465	22,791
Less: Other operating expenses (2)	221,020	57,610	34,328	59,754	27,335
Add: Depreciation and amortization	28,108	8,139	11,374	6,139	8,033
Add: Other segment items (3)	431	887	(242)	609	591
Segment EBITDA (4)	$196,946	$54,020	$41,812	$23,177	$13,572

	Three Months Ended December 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$497,742	$174,516	$98,962	$131,495	$60,433
Less: Cost of revenue (1)	220,533	124,177	61,512	61,039	35,777
Segment gross profit	277,209	50,339	37,450	70,456	24,656
Less: Advertising expenses	86,271	6,657	7,477	19,552	11,197
Less: Other operating expenses (2)	108,120	23,697	15,959	30,719	14,475
Add: Depreciation and amortization	13,088	3,391	4,889	3,188	4,743
Add: Other segment items (3)	1,284	(3)	2	—	58
Segment EBITDA (4)	$97,190	$23,373	$18,905	$23,373	$3,785

	Six Months Ended December 31, 2024
	Vista	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$927,318	$334,940	$183,164	$225,085	$117,673
Less: Cost of revenue (1)	412,570	239,410	113,602	104,692	67,071
Segment gross profit	514,748	95,530	69,562	120,393	50,602
Less: Advertising expenses	151,399	12,028	13,095	47,232	21,431
Less: Other operating expenses (2)	212,981	46,786	28,442	60,794	28,079
Add: Depreciation and amortization	26,135	6,866	10,100	6,434	9,390
Add: Other segment items (3)	1,829	(15)	(1,158)	—	165
Segment EBITDA (4)	$178,332	$43,567	$36,967	$18,801	$10,647
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
(3) Other segment items primarily are items excluded from our definition of segment EBITDA, which includes expense recognized for contingent earn-out related charges including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges.
(4) Total segment EBITDA was $188,443 and $329,527 for the three and six months ended December 31, 2025, respectively, as compared to $166,626 and $288,314 for the three and six months ended December 31, 2024, respectively. In addition to the adjustments described above as part of other segment items, total segment EBITDA excludes the impact of central and corporate costs which is not considered a reportable segment, as well as the elimination of inter-segment transactions which are included in the reconciliation to income before income taxes as outlined below.

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024 (1)	2025	2024 (1)
Total segment EBITDA	$188,443	$166,626	$329,527	$288,314
Central and corporate costs	(44,472)	(38,983)	(83,107)	(77,842)
Elimination (2)	(17,413)	(10,137)	(33,248)	(18,596)
Depreciation and amortization (3)	(36,618)	(35,211)	(73,236)	(70,757)
Certain impairments and other adjustments	(539)	(1,183)	(1,266)	(569)
Restructuring-related charges	(1,305)	(163)	(1,603)	(262)
Total income from operations	88,096	80,949	137,067	120,288
Other income, net	1,728	31,678	5,181	20,186
Interest expense, net	(26,997)	(29,165)	(55,063)	(60,580)
Loss on early extinguishment of debt	—	(696)	—	(517)
Income before income taxes	$62,827	$82,766	$87,185	$79,377
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Includes the elimination of inter-segment profit that relates to cross-Cimpress transactions in which the merchant business is cross charged the variable cost of fulfillment and the fulfiller business receives a markup on the cost to fulfill the related orders. These inter-segment profits are eliminated at a consolidated level. Refer to the discussion above regarding our updated methodology for inter-segment transactions for additional details.
(3) Depreciation and amortization includes costs within our central and corporate costs of $5,658 and $11,443 for the three and six months ended December 31, 2025, respectively, as compared to $5,912 and $11,832 for the three and six months ended December 31, 2024, respectively.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Purchases of property, plant and equipment:
Vista	$12,959	$9,768	$23,575	$17,294
PrintBrothers	(796)	1,740	1,608	3,107
The Print Group	1,855	8,546	10,945	12,313
National Pen	1,359	1,113	3,830	2,476
All Other Businesses	1,769	4,541	3,333	7,052
Central and corporate costs (1)	8,034	710	8,242	1,177
Total purchases of property, plant and equipment	$25,180	$26,418	$51,533	$43,419
_____________________
(1) The increase is related to investments in new manufacturing capabilities to support our North American market.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Capitalization of software and website development costs:
Vista	$6,036	$6,544	$12,599	$12,601
PrintBrothers	884	991	2,178	1,593
The Print Group	1,330	1,506	2,575	2,455
National Pen	981	1,147	2,016	2,247
All Other Businesses	1,375	1,757	2,687	3,256
Central and corporate costs	5,418	4,732	11,255	9,096
Total capitalization of software and website development costs	$16,024	$16,677	$33,310	$31,248

The following table sets forth long-lived assets by geographic area:

	December 31, 2025	June 30, 2025
Long-lived assets (1):
United States	$68,045	$64,615
Switzerland	76,027	72,971
Netherlands	78,115	67,396
Canada	59,990	66,725
Mexico (2)	52,967	16,275
Italy	45,832	41,496
Germany	39,213	37,331
Tunisia	33,790	29,868
Austria	28,597	9,161
France	28,425	31,095
Australia	27,466	23,915
Other	54,698	57,282
Total	$593,165	$518,130
___________________
(1) Excludes goodwill of $826,655 and $826,156, intangible assets, net of $54,783 and $58,348, and deferred tax assets of $56,944 and $61,086 as of December 31, 2025 and June 30, 2025, respectively.
(2) The increase is related to investments in new manufacturing capabilities to support our North American market.
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
All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of December 31, 2025 and June 30, 2025 were $63,771 and $64,854, respectively.
Purchase Obligations
At December 31, 2025, we had unrecorded commitments under contract of $368,708, including third-party cloud services of $227,057; inventory, third-party fulfillment and digital service purchase commitments of $78,812; software of $29,781; insurance costs of $11,552; production-related temporary labor of $5,885; professional and consulting fees of $5,522; production and computer equipment purchases of $4,853; advertising of $2,619; and other unrecorded purchase commitments of $2,627.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the impact of interest rate and currency fluctuations, the impact of U.S. tariffs (including potential changes in related trade policies and potential mitigation actions and related estimates, cost impacts, pricing changes and changes in customer demand), sources of liquidity to fund future operations, future payment terms with suppliers, the timing of adoption of certain accounting standards, legal proceedings, our ability to prevail in our appeal of an adverse land duty tax assessment, indefinitely reinvested earnings, unrecognized tax benefits, our effective tax rate, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” "assume," “designed,” “potential,” "possible," “continue,” “target,” “seek,” "likely," "will" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including, the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, duration, and severity of supply chain constraints and fluctuating inflation; our inability to make investments in our businesses and allocate our capital as planned or the failure of those investments and allocations to achieve the results we expect; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; loss of key personnel or our inability to recruit talented personnel; our failure to develop and deploy our mass customization platform or the failure of the mass customization platform to drive the performance, efficiencies, and competitive advantage we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by geopolitical events or political instability and war in Ukraine, Israel, the Middle East, or elsewhere; changes in governmental policies, laws, and regulations that affect our businesses, or in their enforcement or interpretation, including related to import tariffs; our failure to manage the growth and complexity of our business; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the 2025 fiscal year, this Quarterly Report on Form 10-Q and subsequent documents we periodically file with the SEC.
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
As of December 31, 2025, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. For purposes of measuring and reporting our segment financial performance, we made updates to our previously implemented methodology for inter-segment transactions during the first quarter of fiscal 2026. These transactions occur when one Cimpress business buys from or sells to another Cimpress business. Under the updated methodology, a merchant business (the buyer) is cross charged the variable cost of fulfillment that includes labor, materials and shipping costs, which excludes the previously included overhead allocation. We also updated our internal organizational structure, which included the transfer of two teams from our Vista reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
U.S. Tariffs
The U.S. tariff environment continues to be fluid. Cimpress businesses operate in the U.S., and we have fulfillment operations for U.S. customers in multiple locations in the U.S., Canada and Mexico. Cimpress has multiple exemptions and exclusions from paying tariffs on many of the products we fulfill for U.S. customers in

Canada and Mexico. The primary impact of tariffs on Cimpress continues to be for promotional products that we source from China and several other countries. After the elimination of the de minimis exemption for shipments under $800 per day to individual U.S. customers in May 2025 for Chinese-sourced goods and August 2025 for goods from other countries, we increased our pricing on impacted products. To date, we have been able to minimize most, but not all, of the impact of the new tariffs through supply chain optimization and pricing changes.
We are monitoring the status of tariffs, and we will remain nimble in our sourcing and pricing responses. Most of the computed value of the products we produce in Canada and Mexico for U.S. customers remains covered by exemptions due to their compliance with the US-Mexico-Canada (USMCA) trade agreement and the International Emergency Economic Powers Act (IEEPA) carve out for informational materials. Furthermore, we continue to believe that our scale-based advantages and the assets of our manufacturing, supply chain and procurement, and flexible technology infrastructure have become even clearer through this turbulence. We remain confident that we can manage this effectively, even as facts and circumstances remain subject to change.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, net income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and six months ended December 31, 2025 as compared to the three and six months ended December 31, 2024 follows:
Second Quarter Fiscal Year 2026
•Revenue increased by 11% to $1,042.2 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income increased by $7.1 million to $88.1 million.
•Net income decreased by $12.1 million to $49.5 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $6.6 million to $138.8 million.
•Diluted net income per share attributable to Cimpress plc decreased by $0.41 to $1.95.
Year to Date Fiscal Year 2026
•Revenue increased by 9% to $1,905.5 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income increased by $16.8 million to $137.1 million.
•Net income increased by $6.8 million to $56.0 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $17.5 million to $237.6 million.
•Diluted net income per share attributable to Cimpress plc increased by $0.40 to $2.26.
•Cash provided by operating activities increased by $8.8 million to $189.7 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $1.3 million to $106.6 million.
For the three and six months ended December 31, 2025, the increases in reported consolidated revenue were driven by external revenue growth across all of our reportable segments, as well as currency benefits and the addition of revenue from a recently acquired business in our PrintBrothers reportable segment. The largest contributor of the organic constant currency revenue growth came from our Vista business and was driven by growth across all major markets. Revenue growth continued to be strong across our assortment of elevated products, including double-digit growth in promotional products, apparel and gifts (PPAG) and packaging and labels.
The increases to operating income of $7.1 million and $16.8 million during the three and six months ended December 31, 2025, respectively, were primarily driven by incremental gross profit due to revenue growth discussed above. Gross profit growth was dampened by the combination of increases in start-up costs associated with new manufacturing operations in North America, as well as the negative net effect from U.S. tariffs in our National Pen business. Across many of our businesses we continue to drive year-over-year operating expense efficiencies. These efficiencies, including from reductions in the second half of the prior fiscal year, helped offset the overall increase in operating expenses as compared to the prior year periods, in part due to higher cash compensation costs driven by the timing of our annual merit cycle. The increases to operating income were negatively impacted by the hurricane that hit Jamaica in October 2025, a portion of which may be recoverable through insurance in future periods.
The $12.1 million net income decrease for the three months ended December 31, 2025 and $6.8 million increase for the six months ended December 31, 2025, as compared to the prior year periods, both were partly impacted by volatility from lower unrealized hedging gains, as well as the impact of the operating income increases described above, and lower interest expenses.
Adjusted EBITDA increased by $6.6 million and $17.5 million during the three and six months ended December 31, 2025, respectively, for similar reasons as the increase in operating income as described above, as well as $4.1 million and $7.0 million in year-over-year currency benefits, respectively. Adjusted EBITDA benefitted $1.3 million in both periods from a tuck-in acquisition within the PrintBrothers segment, which was partially offset by approximately $2 million of impact from the hurricane that hit Jamaica in late October 2025.
During the six months ended December 31, 2025, cash from operations increased $8.8 million year over year, primarily driven by the higher net income as described above, offset in part by less favorable changes in net working capital year over year of $12.6 million, primarily due to timing items, as well as higher cash taxes.
Adjusted free cash flow decreased by $1.3 million for the six months ended December 31, 2025, due to an $8.1 million increase in capitalized expenditures mainly from planned investments in new production equipment and facility expansion and a $2.1 million increase in capitalized software and website development costs, primarily driven by investments in our mass customization platform and related technology enhancements. These increased investments were partially offset by the increase in cash from operations as described above.
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
Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2025 and 2024 are shown in the following tables. The revenue by reportable segment includes inter-segment transactions, which is when one Cimpress business chooses to buy from or sell to another Cimpress business that is part of a different reportable segment. These transactions are eliminated in the inter-segment elimination line in the tables below.

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2025	2024 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$532,827	$497,742	7%	(2)%	5%	—%	5%
PrintBrothers	219,903	174,516	26%	(10)%	16%	(10)%	6%
The Print Group	115,150	98,962	16%	(9)%	7%	—%	7%
National Pen	150,914	131,495	15%	(5)%	10%	—%	10%
All Other Businesses	67,177	60,433	11%	(1)%	10%	—%	10%
Inter-segment eliminations	(43,769)	(23,989)
Total revenue	$1,042,202	$939,159	11%	(5)%	6%	(2)%	4%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2025	2024 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
Vista	$987,736	$927,318	7%	(2)%	5%	—%	5%
PrintBrothers	404,614	334,940	21%	(9)%	12%	(5)%	7%
The Print Group	211,860	183,164	16%	(8)%	8%	—%	8%
National Pen	254,123	225,085	13%	(4)%	9%	—%	9%
All Other Businesses	128,919	117,673	10%	(1)%	9%	—%	9%
Inter-segment eliminations	(81,773)	(44,052)
Total revenue	$1,905,479	$1,744,128	9%	(4)%	5%	(1)%	4%
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
For the three and six months ended December 31, 2025, the reported revenue growth of $103.0 million and $161.4 million, respectively, was primarily driven by revenue growth in our Vista and PrintBrothers reportable segments. Revenue was positively impacted by $44.6 million and $67.8 million, respectively, from currency exchange rate fluctuations as compared to the prior-year periods. Excluding the effect of changes in currency exchange rates and inter-segment revenue, the largest increases in revenue were from our Vista business with increases of $21.2 million and $41.0 million, respectively, for the three and six months ended December 31, 2025. Vista revenue was higher year over year across all major markets, with the most significant growth in the PPAG and packaging and labels product categories. Our PrintBrothers reportable segment also contributed $24.6 million and $35.7 million, respectively, of increased revenue for the three and six months ended December 31, 2025, excluding the effect of changes in currency exchange rates and inter-segment revenue, partly driven by $17.9 million from the addition of revenue from a recently acquired business, as well as new customer and order volume growth.
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

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of revenue	$554,484	$489,256	$1,014,960	$911,992
% of revenue	53.2%	52.1%	53.3%	52.3%
For the three and six months ended December 31, 2025, year-over-year cost of revenue increased by $65.2 million and $103.0 million, respectively, driven by higher internal manufacturing costs of $26.4 million and $38.4 million, respectively, and higher shipping costs of $9.2 million and $14.2 million, respectively, primarily driven by volume-related increases. Internal manufacturing costs were also impacted by start-up costs for new manufacturing facilities in North America of $1.5 million and $1.6 million, respectively. The increase in cost of revenue was also influenced by higher third-party fulfillment costs of $19.1 million and $33.3 million, due in part to product mix shifts toward faster-growing product categories that leverage our third-party fulfillment network. The cost of revenue increase was impacted by tariff-related cost increases in the U.S., which have largely been offset by price increases, as well as the impact of currency exchange rate fluctuations of $25.8 million and $39.8 million, respectively.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Technology and development expense	$89,077	$82,878	7%	$173,963	$164,739	6%
% of revenue	8.5%	8.8%		9.1%	9.4%
Marketing and selling expense	$246,161	$223,861	10%	$456,559	$427,708	7%
% of revenue	23.6%	23.8%		24.0%	24.5%
General and administrative expense	$60,196	$56,936	6%	$114,192	$108,868	5%
% of revenue	5.8%	6.1%		6.0%	6.2%
Amortization of acquired intangible assets	$2,883	$5,116	(44)%	$7,135	$10,271	(31)%
% of revenue	0.3%	0.5%		0.4%	0.6%
Restructuring expense	$1,305	$163	701%	$1,603	$262	512%
% of revenue	0.1%	0.0%		0.1%	0.0%
Technology and development expense
Technology and development expense primarily consists of payroll and related expenses for employees engaged in software and manufacturing engineering, information technology operations, and content development, as well as amortization of capitalized software and website development costs, including hosting of our websites, asset depreciation, patent amortization, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.
For the three and six months ended December 31, 2025, year-over-year technology and development expense increased by $6.2 million and $9.2 million, respectively, primarily driven by an increase in cash compensation costs of $4.1 million and $4.5 million, respectively, from our annual merit cycle. The increase was also impacted by higher third-party technology costs of $2.1 million and $5.2 million, respectively, most of which related to further adoption of certain products offered through our mass customization platform, as well as increased business volume, which has collectively increased consumption of those services and related infrastructure costs.
Marketing and selling expense
Marketing and selling expense primarily consists of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support, and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vista, National Pen, and BuildASign businesses have higher marketing and selling costs as a percentage of revenue as compared to our PrintBrothers and The Print Group businesses due to differences in the customers that they serve.
For the three and six months ended December 31, 2025, year-over-year marketing and selling expenses increased by $22.3 million and $28.9 million, respectively, partly due to higher advertising spend of $12.8 million and $14.6 million, respectively, as compared to the prior-year periods, largely due to volume-driven increases, as well as targeted advertising investments in certain businesses. Advertising expense as a percentage of revenue was lower year-over-year for both periods presented. In addition, marketing and selling expense increases reflected higher cash compensation costs of $7.2 million and $11.2 million, respectively, from our annual merit cycle, as well as targeted hiring in our Vista business.

General and administrative expense
General and administrative expense primarily consists of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the three and six months ended December 31, 2025, year-over-year general and administrative expenses increased by $3.3 million and $5.3 million, respectively, driven by an increase in cash compensation costs of $3.2 million and $5.9 million, respectively, primarily influenced by the timing of our annual merit cycle. In addition, for the six months ended December 31, 2025, the increase was also impacted by $1.9 million of expense associated with a sales tax reserve. These increases were partially offset by lower long-term incentive cash compensation costs of $1.6 million and $2.9 million, respectively, due to changes in the estimated payout for certain businesses. There was also a year-over-year benefit from the non-recurrence of a $2.9 million charge recognized in the three and six months ended December 31, 2024 for a land duty tax that we continue to contest in Australia related to our 2019 redomiciliation to Ireland.
Other Consolidated Results
Other income, net
Other income, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging programs and ability to qualify for hedge accounting in light of our legal entity cash flows, we consider the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we execute certain currency derivative contracts that do not qualify for hedge accounting.
The following table summarizes the components of other income, net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gains on derivatives not designated as hedging instruments	$1,428	$33,632	$4,879	$13,063
Currency-related (losses) gains, net	(359)	(2,107)	(540)	6,560
Other gains	659	153	842	563
Total other income, net	$1,728	$31,678	$5,181	$20,186
For the three and six months ended December 31, 2025, the year-over-year changes in other income, net were primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and GBP contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
For the three and six months ended December 31, 2025, the year-over-year interest expense, net decreased $2.2 million and $5.5 million, respectively, primarily due to a lower weighted average interest rate (net of interest rate swaps) on our senior secured Term Loan B partly from our repricing action in December 2024 that reduced the credit spread on our outstanding debt.

Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Income tax expense	$13,337	$21,151	$31,175	$30,146
Effective tax rate	21.2%	25.6%	35.8%	38.0%
Income tax expense for the three months ended December 31, 2025 decreased versus the prior year primarily due to decreased income before income taxes. In addition, we recorded a tax benefit of $3.1 million during the three months ended December 31, 2025 for the release of a valuation allowance in Australia. Income tax expense for the six months ended December 31, 2025 was in line with the prior comparative period.
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
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is defined as operating income plus depreciation and amortization; plus proceeds from insurance not already included in operating income; plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments and other adjustments; plus restructuring-related charges; less gain or loss on the purchase or sale of subsidiaries as well as the disposal of assets. The effects of currency exchange rate fluctuations impact segment EBITDA and we do not allocate to segment EBITDA any gains or losses that are realized by our currency hedging program.
For purposes of measuring and reporting our segment financial performance, we made updates to our previously implemented methodology for inter-segment transactions during the first quarter of fiscal 2026. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business in another reportable segment. We also updated our internal organizational structure, which included the transfer of two teams from our Vista reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional details.
Vista

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$532,827	$497,742	7%	$987,736	$927,318	7%
Segment EBITDA	106,960	97,190	10%	196,946	178,332	10%
% of revenue	20%	20%		20%	19%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions and organizational changes that transferred two teams to our central functions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
Vista's reported revenue growth for the three and six months ended December 31, 2025 was 7% for both periods, and was positively affected by currency exchange rate fluctuations of 2%, resulting in constant-currency revenue growth of 5% for both periods presented. Revenue growth for the three and six months ended December 31, 2025 was stronger for elevated products including promotional products, apparel and gifts and packaging and labels. Partially offsetting growth in elevated products was a 1% decline in business card and stationery products in each period. Geographically, all regions drove revenue growth, with faster growth in North America during the second quarter.

Segment Profitability
Vista's segment EBITDA for the three and six months ended December 31, 2025, increased by $9.8 million and $18.6 million, respectively, primarily due to gross profit growth of $19.3 million and $34.7 million, respectively, which was driven by the revenue growth described above. Partially offsetting the increase in gross profit was a $7.3 million and $8.7 million increase in advertising spend, respectively, that was primarily related to increases in performance advertising spend. In addition, operating expenses increased by $1.1 million and $5.7 million, respectively, driven by compensation increases from our annual merit cycle and costs associated with improved customer self-service features to improve customer care efficiency. Segment EBITDA growth was partially offset by approximately $2 million of impact from the hurricane that hit Jamaica in late October 2025, a portion of which may be recoverable through insurance in future periods. For the three and six months ended December 31, 2025, fluctuations in currency exchange rates benefited segment EBITDA year-over-year by $3.3 million and $4.2 million, respectively.
PrintBrothers

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$219,903	$174,516	26%	$404,614	$334,940	21%
Segment EBITDA	28,281	23,373	21%	54,020	43,567	24%
% of revenue	13%	13%		13%	13%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
PrintBrothers' reported revenue growth for the three and six months ended December 31, 2025 was positively affected by currency exchange rate fluctuations of 10% and 9%, respectively, resulting in organic constant currency revenue growth, excluding the impact of a tuck-in acquisition, of 6% and 7%, respectively. Organic constant-currency revenue growth was driven primarily by customer and order volume growth across the businesses. The growth in customer and order volume was offset in part by a continuing shift to lower overall order values in certain product categories.
Segment Profitability
PrintBrothers' segment EBITDA for the three and six months ended December 31, 2025 increased $4.9 million and $10.5 million, respectively, primarily due to the revenue growth described above, as well as positive year-over-year impacts from currency exchange fluctuations of $2.3 million and $3.9 million, respectively. Additionally, the acquisition within the PrintBrothers' segment contributed $1.3 million of segment EBITDA. This was partially offset by increases in advertising spend of $0.6 million and $1.2 million, which as a percentage of external revenue was flat year over year, as well as increases in operating expenses of $3.9 million and $6.0 million, which were mostly driven by technology investments and compensation increases from our annual merit cycle.
The Print Group

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$115,150	$98,962	16%	$211,860	$183,164	16%
Segment EBITDA	23,141	18,905	22%	41,812	36,967	13%
% of revenue	20%	19%		20%	20%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
The Print Group's reported revenue growth for the three and six months ended December 31, 2025 was positively affected by currency exchange rate fluctuations of 9% and 8%, resulting in constant-currency revenue growth of 7% and 8%, and was primarily driven by increased fulfillment for other Cimpress businesses. External revenue growth was relatively flat year over year in both periods, as we continue to experience a shift to lower overall order values in certain product categories.
Segment Profitability
The Print Group's segment EBITDA increased $4.2 million and $4.8 million during the three and six months ended December 31, 2025 as compared to the prior-year periods, due in part to positive year-over-year impacts from currency exchange fluctuations of $1.8 million and $2.9 million, respectively. Excluding the effect of currency, segment EBITDA was positively impacted by an increase in gross profit in both periods, driven by the revenue growth described above and improved cost efficiency. For the six months ended December 31, 2025, these increases were partially offset by a $2.2 million increase in variable long-term incentive compensation expense, driven by changes in estimated payouts.
National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$150,914	$131,495	15%	$254,123	$225,085	13%
Segment EBITDA	25,569	23,373	9%	23,177	18,801	23%
% of revenue	17%	18%		9%	8%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
National Pen's reported revenue growth for the three and six months ended December 31, 2025, was positively impacted by currency exchange rate fluctuations of 5% and 4%, respectively, resulting in constant-currency revenue growth of 10% and 9% as compared to the prior year periods. National Pen revenue growth was driven by increases in fulfillment for other Cimpress businesses, as well as growth in external revenue, mostly from tariff-related pricing increases and growth within their telesales and e-commerce channels.
Segment Profitability
National Pen's segment EBITDA increased $2.2 million and $4.4 million for the three and six months ended December 31, 2025, and for both periods benefitted from positive fluctuations in currency exchange rates of $2.2 million. The segment EBITDA growth was also supported by an increase in gross profit, due to the revenue growth described above, as well as lower variable long-term incentive compensation expense of $1.1 million and $2.5 million, respectively, driven by changes in their estimated payouts. Partially offsetting these items were increases in advertising spend of $2.3 million and $1.2 million, respectively.
All Other Businesses
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024 (1)	2025 vs. 2024	2025	2024 (1)	2025 vs. 2024
Reported Revenue	$67,177	$60,433	11%	$128,919	$117,673	10%
Segment EBITDA	4,492	3,785	19%	13,572	10,647	27%
% of revenue	7%	6%		11%	9%
_____________________
(1) The prior year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
All Other Businesses' revenue growth for the three and six months ended December 31, 2025 was positively impacted by currency exchange rate fluctuations of 1% in both periods, resulting in constant-currency revenue growth of 10% and 9%, respectively. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses as well as growth in the packaging product category, and modest growth within home decor and signage products. Our Printi business delivered improved constant-currency revenue growth versus the prior year.
Segment Profitability
For the three and six months ended December 31, 2025, year-over-year segment EBITDA increased $0.7 million and $2.9 million, respectively, largely driven by the cross-Cimpress revenue growth described above. For the six months ended December 31, 2025, the increase versus the prior year was also impacted by lower variable long-term incentive compensation expense of $1.8 million, driven by changes in estimated payouts.
Central and Corporate Costs
Central and corporate costs primarily consist of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and our corporate functions, including tax, treasury, internal audit, legal, sustainability, real estate, corporate communications, consolidated reporting and compliance, investor relations, and the functions of our CEO and CFO. These costs also include certain unallocated share-based compensation costs.
During the three and six months ended December 31, 2025, year-over-year central and corporate costs increased by $5.5 million and $5.3 million, respectively, primarily due to higher unallocated share-based compensation expense of $2.7 million and $1.0 million, respectively, driven by fluctuations in the attainment associated with the performance conditions of prior-year performance share units. Central and corporate costs also included higher third-party technology costs as a result of continued adoption and usage of mass customization platform products that are developed by our central technology teams. These items were partially offset by the non-recurrence of a $2.9 million charge recognized in the three and six months ended December 31, 2024 for a land duty tax that we continue to contest in Australia related to our 2019 redomiciliation to Ireland.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$189,720	$180,903
Net cash used in investing activities	(93,551)	(63,061)
Net cash used in financing activities	(71,621)	(94,076)
The cash flows during the six months ended December 31, 2025 related primarily to the following items:
Cash inflows:
•Net income of $56.0 million.
•Adjustments for non-cash items of $100.5 million primarily related to adjustments for depreciation and amortization of $73.2 million, share-based compensation costs of $31.6 million and deferred taxes of $3.6 million, offset in part by unrealized currency-related gains of $11.7 million.
•Net working capital inflows of $33.2 million, primarily due to typical fluctuations from seasonal trends that resulted in increases in accounts payable and accrued expenses and other liabilities.
•Proceeds from the sale of assets of $1.7 million, primarily related to the planned sale of a production facility within our National Pen business.
•Proceeds from the exercise of options of $1.3 million.
Cash outflows:
•Capital expenditures of $51.5 million, of which the majority is related to the purchase of manufacturing and automation equipment and expansion of our production facilities.
•Internal and external costs of $33.3 million for software and website development that we have capitalized.
•Purchases of our ordinary shares for $28.2 million.

•Purchase of noncontrolling interests for $22.6 million, which related to minority equity interests in our PrintBrothers reportable segment for which the equity holders exercised a put option or a forced redemption date was reached that resulted in our purchase of their outstanding shares. Refer to Notes 7 and 10 in the accompanying consolidated financial statements for additional details.
•Business acquisitions, net of cash acquired of $10.4 million, which related to an immaterial acquisition in our PrintBrothers reportable segment.
•Payment of withholding taxes in connection with share awards of $10.3 million, primarily driven by the vesting of restricted and performance share unit grants.
•Net repayments of debt of $7.1 million, primarily including our Term Loan B amortization payments.
•Payments for finance lease arrangements of $4.6 million.
Additional Liquidity and Capital Resources Information. At December 31, 2025, we had $258.0 million of cash and cash equivalents and $1,607.9 million of debt, excluding debt issuance costs and debt premiums and discounts. During the six months ended December 31, 2025, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the six months ended December 31, 2025, we purchased and retired 414,711 of our ordinary shares for $28.2 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
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
Indefinitely Reinvested Earnings. As of December 31, 2025, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $102.3 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at December 31, 2025 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$140,027	$15,276	$50,471	$32,165	$42,115
Purchase commitments	368,708	108,098	109,392	148,153	3,065
Senior secured credit facility and interest payments (2)	1,215,788	72,670	1,142,165	953	—
2032 Notes and interest payments	796,033	38,719	77,438	77,438	602,438
Other debt	15,494	7,608	3,386	1,154	3,346
Finance leases, net of subleases (1)	49,332	7,218	17,835	9,618	14,661
Total (3)	$2,585,382	$249,589	$1,400,687	$269,481	$665,625
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of December 31, 2025 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.

(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $0.3 million as of December 31, 2025 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $4.5 million in the aggregate outstanding as of December 31, 2025.
Purchase Commitments. At December 31, 2025, we had unrecorded commitments under contract of $368.7 million. Purchase commitments consisted of third-party cloud services of $227.1 million; third-party fulfillment and digital services of $78.8 million; software of $29.8 million; insurance costs of $11.6 million; production-related temporary labor of $5.9 million; professional and consulting fees of $5.5 million; production and computer equipment purchases of $4.9 million; advertising of $2.6 million; and other commitments of $2.6 million.
Senior Secured Credit Facility and Interest Payments. On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 and reduced the minimum credit spread on borrowing and the minimum commitment fee on unused balances, depending on our First Lien Leverage Ratio. Our $250.0 million senior secured revolving credit facility has $232.4 million unused as of December 31, 2025. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on September 26, 2029. Interest payable included in the above table is based on the interest rate as of December 31, 2025 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. As of December 31, 2025, we have borrowings under our Restated Credit Agreement of $1,067.4 million, consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028.
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
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of December 31, 2025, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 8 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2025, we had $15.5 million outstanding for those obligations that have repayments due on various dates through September 2037.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2025 is $40.4 million, net of accumulated depreciation of $37.8 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2025 amounts to $42.9 million.

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
Adjusted EBITDA is defined as net income plus income tax expense plus (gain) loss on early extinguishment of debt plus interest expense, net plus other expense (income), net plus depreciation and amortization plus share-based compensation expense plus earn-out related charges plus certain impairments plus restructuring-related charges less the gain or loss on purchase or sale of subsidiaries as well as the disposal of assets. In addition, adjusted EBITDA includes the impact of certain items that are recognized in other income, net which includes realized gains or losses on currency derivatives that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting, as well as proceeds from insurance recoveries.
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

The table below sets forth net income (loss) and adjusted EBITDA for the three and six months ended December 31, 2025 and 2024:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$49,490	$61,615	$56,010	$49,231
Exclude expense (benefit) impact of:
Income tax expense	13,337	21,151	31,175	30,146
Loss on early extinguishment of debt	—	696	—	517
Interest expense, net	26,997	29,165	55,063	60,580
Other income, net	(1,728)	(31,678)	(5,181)	(20,186)
Depreciation and amortization	36,618	35,211	73,236	70,757
Share-based compensation expense	16,831	14,373	31,624	30,006
Certain impairments and other adjustments	539	1,183	1,266	569
Restructuring-related charges	1,305	163	1,603	262
Include certain items that are a part of other income, net:
Realized (losses) gains on currency derivatives (1)	(4,546)	375	(7,238)	(1,857)
Adjusted EBITDA	$138,843	$132,254	$237,558	$220,025
_________________
(1) These realized (losses) gains include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.
The table below sets forth net cash provided by operating activities and adjusted free cash flow for the six months ended December 31, 2025 and 2024:

In thousands	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$189,720	$180,903
Purchases of property, plant and equipment	(51,533)	(43,419)
Capitalization of software and website development costs	(33,310)	(31,248)
Proceeds from the sale of assets	1,693	1,668
Adjusted free cash flow	$106,570	$107,904
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of December 31, 2025, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2025, we had $1,067.4 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2025, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of December 31, 2025, would result in a $7.7 million increase to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent adjusted EBITDA in order to maintain stability on our incurrence-based debt covenants. Since adjusted EBITDA excludes non-cash items such as depreciation and amortization that are included in net (loss) income, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach. Our most significant net currency exposures by volume are in the Euro and GBP.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) are non-U.S. dollar loans that we hedge with cross-currency swap and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $21.7 million and $46.8 million on our income (loss) before income taxes for the three and six months ended December 31, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table outlines the repurchase of our ordinary shares during the three months ended December 31, 2025 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2025 through October 31, 2025	—	$—	—	$112.6
November 1, 2025 through November 30, 2025	239,711	66.71	239,711	96.6
December 1, 2025 through December 31, 2025	130,000	72.83	130,000	87.1
Total	369,711	$68.86	369,711	$87.1
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
__________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 29, 2026                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)