Form 10-Q
period 2026-03-31
CIMPRESS plc
filed 2026-05-01
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 27, 2026, there were 24,232,090 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$188,998	$233,982
Accounts receivable, net of allowances of $7,049 and $7,957, respectively	72,663	68,289
Inventory	123,814	112,870
Prepaid expenses and other current assets	110,333	87,465
Total current assets	495,808	502,606
Property, plant and equipment, net	353,173	302,494
Operating lease assets, net	106,875	83,951
Software and website development costs, net	106,523	104,764
Deferred tax assets	55,465	61,086
Goodwill	817,929	826,156
Intangible assets, net	51,617	58,348
Other assets	67,516	28,739
Total assets	$2,054,906	$1,968,144
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$308,436	$332,110
Accrued expenses	302,649	304,085
Deferred revenue	53,787	47,975
Short-term debt	13,834	9,085
Operating lease liabilities, current	24,153	22,064
Other current liabilities	27,142	43,343
Total current liabilities	730,001	758,662
Deferred tax liabilities	21,509	23,308
Long-term debt	1,575,097	1,576,178
Operating lease liabilities, non-current	88,736	66,196
Other liabilities	93,460	107,246
Total liabilities	2,508,803	2,531,590
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 10)	70,204	19,057
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,196,329 and 42,448,572 shares issued, respectively; 24,225,082 and 24,477,325 shares outstanding, respectively	595	597
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	612,691	592,315
Retained earnings	256,446	225,117
Accumulated other comprehensive loss	(30,283)	(37,969)
Total shareholders’ deficit attributable to Cimpress plc	(524,101)	(583,490)
Noncontrolling interests (Note 10)	—	987
Total shareholders' deficit	(524,101)	(582,503)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,054,906	$1,968,144

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$886,209	$789,468	$2,791,688	$2,533,596
Cost of revenue (1)	477,012	416,960	1,491,972	1,328,952
Technology and development expense (1)	86,890	83,112	260,853	247,851
Marketing and selling expense (1)	208,516	193,316	665,075	621,024
General and administrative expense (1)	58,922	50,549	173,114	159,417
Amortization of acquired intangible assets	2,887	4,524	10,022	14,795
Restructuring expense	2,813	466	4,416	728
Income from operations	49,169	40,541	186,236	160,829
Other income (expense), net	2,580	(9,441)	7,761	10,745
Interest expense, net	(25,397)	(26,995)	(80,460)	(87,575)
Gain (loss) on early extinguishment of debt	—	19	—	(498)
Income before income taxes	26,352	4,124	113,537	83,501
Income tax expense	11,709	12,144	42,884	42,290
Net income (loss)	14,643	(8,020)	70,653	41,211
Add: Net (income) loss attributable to noncontrolling interests	(804)	(218)	167	(941)
Net income (loss) attributable to Cimpress plc	$13,839	$(8,238)	$70,820	$40,270
Basic net income (loss) per share attributable to Cimpress plc	$0.57	$(0.33)	$2.89	$1.61
Diluted net income (loss) per share attributable to Cimpress plc	$0.55	$(0.33)	$2.81	$1.56
Weighted average shares outstanding — basic	24,260,212	24,834,409	24,469,786	24,990,419
Weighted average shares outstanding — diluted	25,185,220	24,834,409	25,180,347	25,841,781
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of revenue	$202	$168	$629	$599
Technology and development expense	4,930	4,400	15,386	14,458
Marketing and selling expense	2,508	2,317	8,092	6,534
General and administrative expense	6,990	5,799	22,147	21,099

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$14,643	$(8,020)	$70,653	$41,211
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of hedges	5,860	4,797	7,669	(10,384)
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	2,294	(1,202)	3,439	(2,388)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) for derivative instruments	(685)	(3,233)	(2,023)	(2,664)
Comprehensive income (loss)	22,112	(7,658)	79,738	25,775
Add: Comprehensive income attributable to noncontrolling interests	(1,817)	(454)	(1,232)	(977)
Total comprehensive income (loss) attributable to Cimpress plc	$20,295	$(8,112)	$78,506	$24,798

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	22	—	—	—	1,000	—	—	1,000
Purchase and cancellation of ordinary shares	(123)	(1)	—	—	(1,713)	(8,906)	—	(10,620)
Share-based awards vested, net of shares withheld for taxes	282	3	—	—	(12,951)	—	—	(12,948)
Share-based compensation expense	—	—	—	—	16,573	—	—	16,573
Net loss attributable to Cimpress plc	—	—	—	—	—	(12,549)	—	(12,549)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(503)	—	(503)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(8,115)	(8,115)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,319	6,319
Balance at September 30, 2024	43,232	$606	(17,971)	$(1,363,550)	$573,192	$250,923	$(32,160)	$(570,989)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	7	—	—	—	369	—	—	369
Purchase and cancellation of ordinary shares	(534)	(6)	—	—	(7,352)	(35,009)	—	(42,367)
Share-based awards vested, net of shares withheld for taxes	84	1	—	—	(3,823)	—	—	(3,822)
Share-based compensation expense	—	—	—	—	14,495	—	—	14,495
Net income attributable to Cimpress plc	—	—	—	—	—	61,057	—	61,057
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	591	—	591
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	7,498	7,498
Foreign currency translation, net of hedges	—	—	—	—	—	—	(21,300)	(21,300)
Balance at December 31, 2024	42,789	$601	(17,971)	$(1,363,550)	$576,881	$277,562	$(45,962)	$(554,468)

See accompanying notes.

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2024	42,789	$601	(17,971)	$(1,363,550)	$576,881	$277,562	$(45,962)	$(554,468)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	6	—	—	6
Purchase and cancellation of ordinary shares	(57)	—	—	—	(802)	(3,145)	—	(3,947)
Share-based awards vested, net of shares withheld for taxes	110	1	—	—	(3,148)	—	—	(3,147)
Share-based compensation expense	—	—	—	—	12,153	—	—	12,153
Net loss attributable to Cimpress plc	—	—	—	—	—	(8,238)	—	(8,238)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(4,435)	(4,435)
Foreign currency translation, net of hedges	—	—	—	—	—	—	4,561	4,561
Balance at March 31, 2025	42,842	$602	(17,971)	$(1,363,550)	$585,090	$266,179	$(45,836)	$(557,515)

See accompanying notes.

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2025	42,449	$597	(17,971)	$(1,363,550)	$592,315	$225,117	$(37,969)	$(583,490)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	11	—	—	—	508	—	—	508
Purchase and cancellation of ordinary shares	(45)	(1)	—	—	(674)	(2,051)	—	(2,726)
Share-based awards vested, net of shares withheld for taxes	224	4	—	—	(6,707)	—	—	(6,703)
Share-based compensation expense	—	—	—	—	14,474	—	—	14,474
Net income attributable to Cimpress plc	—	—	—	—	—	7,637	—	7,637
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(429)	(429)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(527)	(527)
Balance at September 30, 2025	42,639	$600	(17,971)	$(1,363,550)	$599,916	$230,703	$(38,925)	$(571,256)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	16	—	—	—	780	—	—	780
Purchase and cancellation of ordinary shares	(370)	(4)	—	—	(5,557)	(19,899)	—	(25,460)
Share-based awards vested, net of shares withheld for taxes	96	1	—	—	(3,630)	—	—	(3,629)
Share-based compensation expense	—	—	—	—	16,514	—	—	16,514
Net income attributable to Cimpress plc	—	—	—	—	—	49,344	—	49,344
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	792	—	792
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	236	236
Foreign currency translation, net of hedges	—	—	—	—	—	—	1,950	1,950
Balance at December 31, 2025	42,381	$597	(17,971)	$(1,363,550)	$608,023	$260,940	$(36,739)	$(530,729)

See accompanying notes.

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2025	42,381	$597	(17,971)	$(1,363,550)	$608,023	$260,940	$(36,739)	$(530,729)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	4	—	—	—	197	—	—	197
Purchase and cancellation of ordinary shares	(288)	(3)	—	—	(4,394)	(17,494)	—	(21,891)
Share-based awards vested, net of shares withheld for taxes	99	1	—	—	(3,983)	—	—	(3,982)
Share-based compensation expense	—	—	—	—	13,932	—	—	13,932
Net income attributable to Cimpress plc	—	—	—	—	—	13,839	—	13,839
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(839)	—	(839)
Decrease due to purchase of noncontrolling interest	—	—	—	—	(1,084)	—	—	(1,084)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	1,609	1,609
Foreign currency translation, net of hedges	—	—	—	—	—	—	4,847	4,847
Balance at March 31, 2026	42,196	$595	(17,971)	$(1,363,550)	$612,691	$256,446	$(30,283)	$(524,101)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2026	2025
Operating activities
Net income	$70,653	$41,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,642	105,057
Share-based compensation expense	46,254	42,690
Deferred taxes	3,556	5,778
Loss on early extinguishment of debt	—	123
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income	(29,049)	6,761
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	7,309	(13,720)
Other non-cash items	5,365	7,287
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(557)	2,485
Inventory	(15,488)	(7,299)
Prepaid expenses and other assets	(13,542)	(2,140)
Accounts payable	(9,405)	(28,938)
Accrued expenses and other liabilities	(2,540)	31,303
Net cash provided by operating activities	173,198	190,598
Investing activities
Purchases of property, plant and equipment	(74,533)	(68,211)
Business acquisitions, net of cash acquired	(11,701)	(658)
Capitalization of software and website development costs	(50,106)	(47,591)
Proceeds from the sale of assets	3,391	2,357
Proceeds from maturity of held-to-maturity investments	—	4,500
Proceeds from the settlement of derivatives designated as hedging instruments	—	5,438
Other investing activities	100	—
Net cash used in investing activities	(132,849)	(104,165)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	—	525,000
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	—	(522,135)
Proceeds from borrowings of debt	3,508	41,283
Payments of debt	(13,729)	(53,672)
Payments of debt issuance costs	—	(11,647)
Payments of finance lease obligations	(7,807)	(5,887)
Purchase of noncontrolling interests	(24,425)	(4,058)
Proceeds from sale of noncontrolling interest	24,814	—
Distributions to noncontrolling interests	—	(821)
Proceeds from issuance of ordinary shares	1,485	1,375
Purchase of ordinary shares	(50,077)	(56,934)
Payments of withholding taxes in connection with equity awards	(14,314)	(19,917)
Net cash used in financing activities	(80,545)	(107,413)
Effect of exchange rate changes on cash	(4,788)	202
Net increase in cash and cash equivalents	(44,984)	(20,778)
Cash and cash equivalents at beginning of period	233,982	203,775
Cash and cash equivalents at end of period	$188,998	$182,997

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$91,310	$91,078
Cash received for interest	9,337	9,807
Cash paid for income taxes	36,042	21,006
Non-cash investing and financing activities
Property and equipment acquired under finance leases	15,916	2,645
Amounts accrued related to property, plant and equipment	17,293	12,139
Amounts accrued related to capitalized software development costs	254	38

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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of the recoverability of our long-lived assets and goodwill, estimated fair value of redeemable noncontrolling interests, estimated useful lives of assets, share-based compensation, and income taxes and related valuation allowances, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Ordinary Shares
During the nine months ended March 31, 2026, we repurchased 702,820 of our ordinary shares on the open market for $50,077. The repurchased shares were immediately cancelled after repurchase and therefore have been classified as authorized and unissued shares as of March 31, 2026.

Other Income (Expense), Net
The following table summarizes the components of other income (expense), net.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gains (losses) on derivatives not designated as hedging instruments (1)	$13,973	$(14,640)	$18,852	$(1,577)
Currency-related (losses) gains, net (2)	(10,785)	5,131	(11,325)	11,691
Other (losses) gains	(608)	68	234	631
Total other income (expense), net	$2,580	$(9,441)	$7,761	$10,745
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized losses of $2,959 and $10,197 for the three and nine months ended March 31, 2026, respectively, and gains of $4,434 and $5,183 for the three and nine months ended March 31, 2025, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Weighted-average shares outstanding, basic	24,260,212	24,834,409	24,469,786	24,990,419
Weighted-average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/warrants (1)(2)	925,008	—	710,561	851,362
Shares used in computing diluted net income per share attributable to Cimpress plc	25,185,220	24,834,409	25,180,347	25,841,781
Weighted-average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress plc (1)(2)	336,449	2,083,040	973,147	312,874
__________________
(1) In the periods in which a net loss is recognized, the impact of share options, PSUs, RSUs and warrants is excluded from shares used in computed diluted net loss per share as it is anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60. The effect of the warrants on our weighted-average shares outstanding for a period is dilutive if the average market price of our ordinary shares during the period was higher than the strike price of the warrants and anti-dilutive if the average market price of our ordinary shares during the period was lower than the strike price of the warrants.
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09), which provides authoritative guidance about expanded annual disclosure requirements for the income tax rate reconciliation and income taxes paid by jurisdiction. The expanded disclosure requirements will be effective starting with our annual report for the fiscal year ending June 30, 2026 and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

	March 31, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$9,357	$—	$9,357	$—
Currency forward contracts	4,896	—	4,896	—
Total assets recorded at fair value	$14,253	$—	$14,253	$—

Liabilities
Cross-currency swap contracts	$(21,946)	$—	$(21,946)	$—
Currency forward contracts	(8,591)	—	(8,591)	—
Currency option contracts	(2,793)	—	(2,793)	—
Total liabilities recorded at fair value	$(33,330)	$—	$(33,330)	$—

	June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$9,497	$—	$9,497	$—
Currency forward contracts	1,191	—	1,191	—
Total assets recorded at fair value	$10,688	$—	$10,688	$—

Liabilities
Cross-currency swap contracts	$(31,982)	$—	$(31,982)	$—
Currency forward contracts	(32,529)	—	(32,529)	—
Currency option contracts	(5,801)	—	(5,801)	—
Total liabilities recorded at fair value	$(70,312)	$—	$(70,312)	$—
During the nine months ended March 31, 2026 and year ended June 30, 2025, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2026, we have assessed the impact of the credit valuation adjustments and determined that it is not significant to the overall valuation of our derivatives and, as a result, that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
As of March 31, 2026 and June 30, 2025, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2026 and June 30, 2025, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,604,503 and $1,604,513, respectively, and the fair value was $1,600,495 and $1,582,599, respectively. Our debt at March 31, 2026 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.
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
As of March 31, 2026, we estimate that $4,773 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2027. As of March 31, 2026, we had six effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2026 (1)	$250,000
Contracts with a future start date	180,000
Total	$430,000
________________________
(1) Based on contracts outstanding as of March 31, 2026, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $250,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
As of March 31, 2026, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
Other Currency Hedges
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. These contracts or intercompany loans may be designated as hedges to mitigate the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in consolidated subsidiaries that have the Euro as their functional currency. As of March 31, 2026, we had one currency forward contract designated as a net investment hedge with a notional amount of $30,319, maturing during December 2027. The impact of net investment hedges is recognized in accumulated other comprehensive loss as a component of translation adjustments, net of hedges, and would only be reclassified to earnings if the hedged subsidiaries were no longer consolidated entities.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2026 and 2025, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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

As of March 31, 2026, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in the Australian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$874,121	June 2024 through March 2026	Various dates through June 2028	643	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2026 and June 30, 2025. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2026
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$9,357	$—	$9,357	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(21,946)	—	(21,946)
Currency forward contracts	Other assets	1,036	—	1,036	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$10,393	$—	$10,393		$(21,946)	$—	$(21,946)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$5,196	$(1,336)	$3,860	Other current liabilities / other liabilities	$(15,172)	$6,581	$(8,591)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities	(3,088)	295	(2,793)
Total derivatives not designated as hedging instruments		$5,196	$(1,336)	$3,860		$(18,260)	$6,876	$(11,384)

	June 30, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$9,636	$(139)	$9,497	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(31,982)	—	(31,982)
Currency forward contracts	Other assets	—	—	—	Other liabilities	(148)	—	(148)
Total derivatives designated as hedging instruments		$9,636	$(139)	$9,497		$(32,130)	$—	$(32,130)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$1,238	$(47)	$1,191	Other current liabilities / other liabilities	$(34,941)	$2,560	$(32,381)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(5,801)	—	(5,801)
Total derivatives not designated as hedging instruments		$1,238	$(47)	$1,191		$(40,742)	$2,560	$(38,182)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss), net of tax, for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships
Interest rate swaps	$2,294	$(1,202)	$3,439	$(2,388)
Derivatives in net investment hedging relationships
Cross-currency swaps	8,440	—	9,848	—
Intercompany loan	—	—	—	615
Currency forward contracts	828	—	1,184	—
Total	$11,562	$(1,202)	$14,471	$(1,773)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2026 and 2025:

	Amount of Net (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships
Interest rate swaps	$(890)	$(3,879)	$(2,575)	$(3,236)	Interest expense, net
Total before income tax	(890)	(3,879)	(2,575)	(3,236)	Income before income taxes
Income tax	205	646	552	572	Income tax expense
Total	$(685)	$(3,233)	$(2,023)	$(2,664)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 for derivative instruments for which we did not elect hedge accounting:

	Amount of Gain (Loss) Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Currency contracts	$13,973	$(14,640)	$18,852	$(1,577)	Other income (expense), net
Total	$13,973	$(14,640)	$18,852	$(1,577)
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $477, for the nine months ended March 31, 2026:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2025	$3,269	$(1,165)	$(40,073)	$(37,969)
Other comprehensive income before reclassifications	3,439	—	6,270	9,709
Amounts reclassified from accumulated other comprehensive income to net income	(2,023)	—	—	(2,023)
Net current period other comprehensive income	1,416	—	6,270	7,686
Balance as of March 31, 2026	$4,685	$(1,165)	$(33,803)	$(30,283)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2026 and June 30, 2025, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Gains (losses) on currency forward and cross-currency swap contracts designated as net investment hedges, net of tax, of $1,625 and $(9,406) have been included in accumulated other comprehensive loss as of March 31, 2026 and June 30, 2025, respectively. Intercompany loan hedge gains, net of tax, which are associated with a previously settled loan of $42,159 have been included in accumulated other comprehensive loss for both periods presented.

6. Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2026 and June 30, 2025 was as follows:

	VistaPrint	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2025	$304,806	$164,780	$161,649	$194,921	$826,156
Acquisitions (1)	—	729	—	—	729
Adjustments	—	(671)	—	—	(671)
Effect of currency translation adjustments (2)	(907)	(3,636)	(3,742)	—	(8,285)
Balance as of March 31, 2026	$303,899	$161,202	$157,907	$194,921	$817,929
________________________
(1) In the second quarter of fiscal year 2026, we completed a tuck-in acquisition that was not material of a business that is included in our PrintBrothers reportable segment in exchange for $10,401 of cash consideration, net of cash acquired, which resulted in the recognition of goodwill of $729. The purchase price allocation and pro forma results were not material and therefore not presented herein.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
7. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2026	June 30, 2025
Compensation costs	$85,862	$87,781
Income and indirect taxes	67,859	63,667
Advertising costs	28,560	25,428
Third-party manufacturing and digital content costs	20,839	20,018
Shipping costs	9,713	12,796
Variable compensation incentives	8,623	12,416
Interest payable	2,906	12,346
Sales returns	6,142	5,413
Professional fees	4,063	3,061
Restructuring costs	2,730	3,090
Other	65,352	58,069
Total accrued expenses	$302,649	$304,085
Other current liabilities included the following:

	March 31, 2026	June 30, 2025
Short-term derivative liabilities	$13,408	$20,969
Mandatorily redeemable noncontrolling interest (1)	—	10,673
Current portion of finance lease obligations	11,077	9,121
Other	2,657	2,580
Total other current liabilities	$27,142	$43,343
____________________
(1) In the second quarter of fiscal year 2026, the mandatory redemption date for minority equity interests in three of our businesses within the PrintBrothers reportable segment was reached, resulting in the purchase of their outstanding equity interests for $10,724.

Other liabilities included the following:

	March 31, 2026	June 30, 2025
Long-term derivative liabilities	$28,133	$52,089
Long-term finance lease obligations	32,849	24,501
Long-term compensation incentives	11,102	16,919
Other	21,376	13,737
Total other liabilities	$93,460	$107,246
8. Debt

	March 31, 2026	June 30, 2025
7.375% Senior Notes due 2032	$525,000	$525,000
Senior secured credit facility	1,064,711	1,072,818
Other (1)	14,792	6,695
Debt issuance costs and discounts, net of debt premiums	(15,572)	(19,250)
Total debt outstanding, net	1,588,931	1,585,263
Less: short-term debt (2)	13,834	9,085
Long-term debt	$1,575,097	$1,576,178
_____________________
(1) The increase in other debt is primarily related to debt acquired as part of a tuck-in acquisition completed during the second quarter of fiscal year 2026 within our PrintBrothers reportable segment.
(2) Balances as of March 31, 2026 and June 30, 2025 are inclusive of short-term debt issuance costs, debt premiums and discounts of $4,892 and $4,895, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of March 31, 2026, we were in compliance with all covenants in those debt contracts, including our amended and restated senior secured credit agreement dated as of May 17, 2021 (as further amended from time to time, the "Restated Credit Agreement") and the indenture governing our 7.375% senior unsecured notes due September 15, 2032 ("2032 Notes").
Senior Secured Credit Facility
We entered into a Restated Credit Agreement which consists of the following as of March 31, 2026:
•a $1,064,711 USD Tranche that bears interest at Term SOFR (with a Term SOFR rate floor of 0.50%) plus 2.50%, which amortizes over the loan period, with a final maturity date of May 17, 2028, and
•a $250,000 senior secured revolving credit facility with a maturity date of September 26, 2029 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
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
As of March 31, 2026, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 5.88%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.30% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.

Senior Notes
We have issued $525,000 in 2032 Notes, which are unsecured. We can redeem some or all of the 2032 Notes at the redemption prices specified in the indenture that governs the 2032 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of March 31, 2026, we have not redeemed any of the 2032 Notes.
Other Debt
Other debt primarily consists of term loans acquired through acquisitions or used to fund certain capital investments. As of March 31, 2026 and June 30, 2025, we had $14,792 and $6,695, respectively, outstanding for those obligations that are payable through September 2037.
9. Income Taxes
Our income tax expense was $11,709 and $42,884 for the three and nine months ended March 31, 2026, respectively, as compared to $12,144 and $42,290 for the three and nine months ended March 31, 2025, respectively. For the three and nine months ended March 31, 2026, income tax expense was in line with the prior comparative periods. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for all periods presented, in accordance with GAAP. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income.
As of March 31, 2026, we had unrecognized tax benefits of $14,086, including accrued interest and penalties of $55. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $1,328 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $1,500 to $1,600 related to the lapse of applicable statutes of limitations or settlement. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2025 remain open for examination by the U.S. Internal Revenue Service and the years 2015 through 2025 remain open for examination in various states and non-U.S. tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
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
Redeemable Noncontrolling Interests
During the three months ended March 31, 2026, we completed the sale of an 8.75% aggregate equity interest in each of the businesses within our PrintBrothers reportable segment to certain members of the management team in exchange for cash proceeds of €21,000 ($24,814 based on the exchange rate in effect on the date we received the proceeds).The management team member minority interest holders are subject to a 10-year lock-up period and noncompete restrictions and hold the right, starting in 2036, to sell their interests to us at a price that considers specified market inputs. We recognized the redeemable noncontrolling interest at the estimated fair value of €53,000 ($61,498 based on the exchange rate in effect on the date we completed the sale).
We concluded that the arrangement includes elements that are recognized in accordance with ASC 718, Stock Compensation, since the counterparties to the agreement are current members of the respective management teams. Consequently, we recognized an asset of $36,684 for the difference between the estimated fair value of the redeemable noncontrolling interest and the cash consideration received. This asset will be recognized as share-based compensation expense over the noncompete period, which extends two years beyond the lock-up period, or over a 12 year period. As of March 31, 2026, $2,656 of this asset is recognized within prepaid expenses and other current assets, and $31,652 is recognized within other assets in our consolidated balance sheets.
During the three months ended March 31, 2026, the estimated redemption value of these redeemable noncontrolling interests was below the carrying value and therefore no adjustments were recognized.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2025	$19,057	$987
Proceeds from sale of noncontrolling interests	24,814	—
Fair value adjustment from sale of noncontrolling interests	36,684	—
Accretion to redemption value recognized in retained earnings	47	—
Adjustment to purchase price recognized in additional paid in capital	—	1,084
Purchase of noncontrolling interests (1)	(11,909)	(1,792)
Net income (loss) attributable to noncontrolling interests	120	(287)
Foreign currency translation	1,391	8
Balance as of March 31, 2026	$70,204	$—
_________________
(1) In the second quarter of fiscal year 2026, the minority equity interest holders for one of our smaller businesses within the PrintBrothers reportable segment exercised their put option, which resulted in our purchase of the remaining noncontrolling interests for $11,909. In the third quarter of fiscal year 2026, we purchased the remaining noncontrolling interests in another of our smaller businesses within the PrintBrothers reportable segment for $1,792.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.
As of March 31, 2026, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•VistaPrint - Consists of the operations of our VistaPrint branded websites in North America, Western Europe, Australia, New Zealand, India, and Singapore. This business also includes our 99designs by Vista business, which provides graphic design services, VistaCreate for do-it-yourself (DIY) design, our Vista x Wix partnership for small business websites, and our VistaPrint Corporate Solutions business, which serves medium-sized businesses and large corporations.
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
During the first quarter of fiscal year 2026, we updated our internal organizational structure which included the transfer of two teams from our VistaPrint reportable segment into our central functions. The change is intended to drive efficiencies through those functions. We have updated our segment presentation for all periods presented to reflect these changes.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025 (1)	2026	2025 (1)
Revenue:
VistaPrint	$460,368	$430,726	$1,448,104	$1,358,044
PrintBrothers	203,077	155,989	607,691	490,929
The Print Group	107,242	89,698	319,102	272,862
National Pen	96,986	88,396	351,109	313,481
All Other Businesses	60,527	51,247	189,446	168,920
Total segment revenue	928,200	816,056	2,915,452	2,604,236
Inter-segment eliminations (2)	(41,991)	(26,588)	(123,764)	(70,640)
Total consolidated revenue	$886,209	$789,468	$2,791,688	$2,533,596
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended March 31, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$313,395	$—	$797	$50,478	$39,280	$403,950
Europe	119,035	200,076	92,210	35,145	716	447,182
Other	25,729	—	—	1,516	7,832	35,077
Inter-segment	2,209	3,001	14,235	9,847	12,699	41,991
Total segment revenue	460,368	203,077	107,242	96,986	60,527	928,200
Less: inter-segment elimination	(2,209)	(3,001)	(14,235)	(9,847)	(12,699)	(41,991)
Total external revenue	$458,159	$200,076	$93,007	$87,139	$47,828	$886,209

	Nine Months Ended March 31, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$975,742	$—	$2,328	$164,163	$127,903	$1,270,136
Europe	383,098	597,449	278,006	148,290	1,634	1,408,477
Other	83,148	—	—	5,412	24,515	113,075
Inter-segment	6,116	10,242	38,768	33,244	35,394	123,764
Total segment revenue	1,448,104	607,691	319,102	351,109	189,446	2,915,452
Less: inter-segment elimination	(6,116)	(10,242)	(38,768)	(33,244)	(35,394)	(123,764)
Total external revenue	$1,441,988	$597,449	$280,334	$317,865	$154,052	$2,791,688

	Three Months Ended March 31, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$301,789	$—	$—	$49,708	$35,781	$387,278
Europe	105,425	155,015	82,623	29,586	27	372,676
Other	22,775	—	—	1,134	5,605	29,514
Inter-segment (1)	737	974	7,075	7,968	9,834	26,588
Total segment revenue (1)	430,726	155,989	89,698	88,396	51,247	816,056
Less: inter-segment elimination (1)	(737)	(974)	(7,075)	(7,968)	(9,834)	(26,588)
Total external revenue	$429,989	$155,015	$82,623	$80,428	$41,413	$789,468

	Nine Months Ended March 31, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$937,502	$—	$—	$160,481	$124,879	$1,222,862
Europe	341,934	487,820	255,542	126,295	53	1,211,644
Other	76,167	—	—	4,100	18,823	99,090
Inter-segment (1)	2,441	3,109	17,320	22,605	25,165	70,640
Total segment revenue (1)	1,358,044	490,929	272,862	313,481	168,920	2,604,236
Less: inter-segment elimination (1)	(2,441)	(3,109)	(17,320)	(22,605)	(25,165)	(70,640)
Total external revenue	$1,355,603	$487,820	$255,542	$290,876	$143,755	$2,533,596
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.
The following tables include segment revenue and significant segment expenses by reportable segment, as well as our reported measure of segment profit or loss, EBITDA, by reportable segment for the three and nine months ended March 31, 2026 and 2025. Total segment EBITDA shown in the tables below is prior to inter-segment eliminations. Refer to the subsequent table for a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes.

	Three Months Ended March 31, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$460,368	$203,077	$107,242	$96,986	$60,527
Less: Cost of revenue	205,496	145,360	67,450	48,566	36,004
Segment gross profit	254,872	57,717	39,792	48,420	24,523
Less: Advertising expenses	66,451	6,619	7,840	15,990	9,498
Less: Other operating expenses (2)	116,769	32,741	17,813	29,641	13,384
Add: Depreciation and amortization	14,394	4,553	5,952	3,086	3,805
Add: Other segment items (3)	2,829	(797)	(39)	855	(101)
Segment EBITDA (4)	$88,875	$22,113	$20,052	$6,730	$5,345

	Nine Months Ended March 31, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$1,448,104	$607,691	$319,102	$351,109	$189,446
Less: Cost of revenue	643,755	433,838	199,380	178,041	109,849
Segment gross profit	804,349	173,853	119,722	173,068	79,597
Less: Advertising expenses	226,501	20,151	22,762	64,455	32,289
Less: Other operating expenses (2)	337,789	90,351	52,141	89,395	40,719
Add: Depreciation and amortization	42,502	12,692	17,326	9,225	11,838
Add: Other segment items (3)	3,260	90	(281)	1,464	490
Segment EBITDA (4)	$285,821	$76,133	$61,864	$29,907	$18,917

	Three Months Ended March 31, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$430,726	$155,989	$89,698	$88,396	$51,247
Less: Cost of revenue (1)	190,458	111,153	56,138	44,495	30,296
Segment gross profit	240,268	44,836	33,560	43,901	20,951
Less: Advertising expenses	63,908	6,246	6,933	17,600	8,400
Less: Other operating expenses (2)	106,123	23,927	15,459	28,573	12,265
Add: Depreciation and amortization	13,007	3,107	4,600	3,113	4,936
Add: Other segment items (3)	(61)	—	(255)	3,093	75
Segment EBITDA (4)	$83,183	$17,770	$15,513	$3,934	$5,297

	Nine Months Ended March 31, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$1,358,044	$490,929	$272,862	$313,481	$168,920
Less: Cost of revenue (1)	603,028	350,563	169,740	149,187	97,367
Segment gross profit	755,016	140,366	103,122	164,294	71,553
Less: Advertising expenses	215,307	18,274	20,028	64,832	29,831
Less: Other operating expenses (2)	319,104	70,713	43,901	89,367	40,344
Add: Depreciation and amortization	39,142	9,973	14,700	9,547	14,326
Add: Other segment items (3)	1,768	(15)	(1,413)	3,093	240
Segment EBITDA (4)	$261,515	$61,337	$52,480	$22,735	$15,944
__________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions and the transfer of two functions between our VistaPrint reportable segment and central and corporate costs. Refer to the discussion above for further details.
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
(4) Total segment EBITDA was $143,115 and $472,642 for the three and nine months ended March 31, 2026, respectively, as compared to $125,697 and $414,011 for the three and nine months ended March 31, 2025, respectively. In addition to the adjustments described above as part of other segment items, total segment EBITDA excludes the impact of central and corporate costs which is not considered a reportable segment, as well as the elimination of inter-segment transactions which are included in the reconciliation to income before income taxes as outlined below.

The following table includes total segment EBITDA, total income from operations and total income before income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025 (1)	2026	2025 (1)
Total segment EBITDA	$143,115	$125,697	$472,642	$414,011
Central and corporate costs	(36,535)	(36,642)	(119,642)	(114,484)
Elimination (2)	(17,726)	(11,379)	(50,974)	(29,975)
Depreciation and amortization (3)	(37,406)	(34,300)	(110,642)	(105,057)
Certain impairments and other adjustments	534	(2,369)	(732)	(2,938)
Restructuring-related charges	(2,813)	(466)	(4,416)	(728)
Total income from operations	49,169	40,541	186,236	160,829
Other income (expense), net	2,580	(9,441)	7,761	10,745
Interest expense, net	(25,397)	(26,995)	(80,460)	(87,575)
Gain (loss) on early extinguishment of debt	—	19	—	(498)
Income before income taxes	$26,352	$4,124	$113,537	$83,501
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
(3) Depreciation and amortization includes costs within our central and corporate costs of $5,616 and $17,059 for the three and nine months ended March 31, 2026, respectively, as compared to $5,537 and $17,369 for the three and nine months ended March 31, 2025, respectively.
The following table includes purchases of property, plant, and equipment by reportable segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Purchases of property, plant and equipment:
VistaPrint (1)	$18,712	$11,595	$42,287	$28,889
PrintBrothers	1,262	4,416	2,870	7,523
The Print Group	8,353	6,559	19,298	18,872
National Pen	1,160	890	4,990	3,366
All Other Businesses	1,300	848	4,633	7,900
Central and corporate costs (1)	(7,787)	484	455	1,661
Total purchases of property, plant and equipment	$23,000	$24,792	$74,533	$68,211
_____________________
(1) During the three months ended March 31, 2026, we reclassified capital expenditures from our central and corporate costs to our VistaPrint reportable segment for investments made during the first half of the current fiscal year in new manufacturing capabilities in our North American market. The impact was not material to prior periods presented.

The following table includes capitalization of software and website development costs by reportable segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Capitalization of software and website development costs:
VistaPrint	$6,919	$6,838	$19,518	$19,439
PrintBrothers	775	852	2,953	2,445
The Print Group	1,396	1,198	3,971	3,653
National Pen	968	1,118	2,984	3,365
All Other Businesses	1,231	1,354	3,918	4,610
Central and corporate costs	5,507	4,983	16,762	14,079
Total capitalization of software and website development costs	$16,796	$16,343	$50,106	$47,591
The following table sets forth long-lived assets by geographic area:

	March 31, 2026	June 30, 2025
Long-lived assets (1):
United States	$69,104	$64,615
Switzerland	76,072	72,971
Netherlands	76,285	67,396
Canada	57,653	66,725
Mexico (2)	59,499	16,275
Italy	41,956	41,496
Germany	69,771	37,331
Tunisia	37,296	29,868
Austria	30,967	9,161
France	27,494	31,095
Australia	27,220	23,915
Other	59,210	57,282
Total	$632,527	$518,130
___________________
(1) Excludes goodwill of $817,929 and $826,156, intangible assets, net of $51,617 and $58,348, and deferred tax assets of $55,465 and $61,086 as of March 31, 2026 and June 30, 2025, respectively.
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
All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of March 31, 2026 and June 30, 2025 were $67,005 and $64,854, respectively.

Purchase Obligations
At March 31, 2026, we had unrecorded commitments under contract of $350,952, including third-party cloud services of $225,930; inventory, third-party fulfillment and digital service purchase commitments of $68,961; software of $35,289; insurance costs of $5,451; professional and consulting fees of $4,500; production-related temporary labor of $3,268; advertising of $2,924; production and computer equipment purchases of $2,538; and other unrecorded purchase commitments of $2,091.
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
As of March 31, 2026, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: VistaPrint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. For purposes of measuring and reporting our segment financial performance, we made updates to our previously implemented methodology for inter-segment transactions during the first quarter of fiscal 2026. These transactions occur when one Cimpress business buys from or sells to another Cimpress business. Under the updated methodology, a merchant business (the buyer) is cross charged the variable cost of fulfillment that includes labor, materials and shipping costs, which excludes the previously included overhead allocation. We also updated our internal organizational structure, which included the transfer of two teams from our VistaPrint reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, net income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and nine months ended March 31, 2026 as compared to the three and nine months ended March 31, 2025 follows:
Third Quarter Fiscal Year 2026
•Revenue increased by 12% to $886.2 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income increased by $8.6 million to $49.2 million.
•Net income increased by $22.7 million to $14.6 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $9.8 million to $100.5 million.
•Diluted net income per share attributable to Cimpress plc increased by $0.88 to $0.55.
Year to Date Fiscal Year 2026
•Revenue increased by 10% to $2,791.7 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income increased by $25.4 million to $186.2 million.
•Net income increased by $29.4 million to $70.7 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $27.4 million to $338.1 million.
•Diluted net income per share attributable to Cimpress plc increased by $1.25 to $2.81.
•Cash provided by operating activities decreased by $17.4 million to $173.2 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $25.2 million to $52.0 million.
For the three and nine months ended March 31, 2026, the increases in reported consolidated revenue were driven by external revenue growth across all of our reportable segments, as well as currency benefits and the addition of revenue from a recent tuck-in acquisition in our PrintBrothers reportable segment. The largest contributor of the organic constant-currency revenue growth was our VistaPrint business, driven by growth across all regions. Revenue growth continued to be strong across our assortment of elevated products.
The increases to operating income of $8.6 million and $25.4 million during the three and nine months ended March 31, 2026, respectively, were primarily driven by gross profit growth due to the revenue growth discussed above, cost improvements, benefits from currency, and a tuck-in acquisition. Gross profit improved despite an increase year over year of $3.6 million and $5.0 million, respectively, of net start-up costs, including the effect of depreciation expense, associated with the expansion of our North America production network. This gross profit growth was partially offset by increases to operating expenses during the three and nine months ended March 31, 2026.
Net income increased $22.7 million and $29.4 million during the three and nine months ended March 31, 2026, respectively, as compared to the prior-year periods. Both periods were partly impacted by volatility from higher unrealized hedging gains, as well as the impact of the operating income increases described above, and lower interest expenses.
Adjusted EBITDA increased by $9.8 million and $27.4 million during the three and nine months ended March 31, 2026, respectively, for similar reasons as the increase in operating income as described above, as well as $2.7 million and $9.7 million in year-over-year currency benefits, respectively. A tuck-in acquisition within the PrintBrothers reportable segment contributed an immaterial amount and $1.3 million to adjusted EBITDA for the three and nine months ended March 31, 2026, respectively. Adjusted EBITDA improved despite an increase year over year of $3.3 million and $5.2 million, respectively, of net start-up costs, excluding the effect of depreciation expense, associated with the expansion of our North America production network.
During the nine months ended March 31, 2026, cash from operations decreased $17.4 million year over year, driven by less favorable changes in net working capital year over year of $36.9 million, primarily due to timing items and unfavorable currency movements, as well as higher cash taxes, which were partially offset by the net income increase described above.

Adjusted free cash flow decreased by $25.2 million for the nine months ended March 31, 2026, primarily driven by the decrease in cash flow from operations as described above. Adjusted free cash flow was also impacted by a $6.3 million increase in capital expenditures mainly driven by the expansion of our North America production network, and a $2.5 million increase in capitalized software and website development costs, primarily driven by investments in our mass customization platform and related technology enhancements.
U.S. Tariffs
The U.S. tariff environment remains fluid. Cimpress businesses operate in the U.S., and we maintain fulfillment operations for U.S. customers in multiple locations across the U.S., Canada, and Mexico. During the three months ended March 31, 2026, the legal framework for U.S. tariffs was significantly altered by judicial and executive actions. On February 20, 2026, the U.S. Supreme Court invalidated using the International Emergency Economic Powers Act (IEEPA) as a basis to impose the broad tariffs that had been in place since May 2025. Following this ruling, the IEEPA-based duties were terminated and replaced, effective February 24, 2026, with a 10% global tariff under Section 122 of the Trade Act of 1974. By statute, this Section 122 surcharge is temporary and is currently scheduled to expire in July 2026 unless extended by Congress or replaced by other trade measures. The U.S. government is currently investigating additional avenues to implement more permanent tariffs.
The primary impact of tariffs on Cimpress continues to be for promotional products that we source from China and several other countries. To date, we have continued to minimize most impacts through supply chain optimization and pricing changes.
Following the invalidation of the IEEPA-based tariffs, the U.S. Court of International Trade ordered the U.S. government to establish a process for refunding these invalidated duties. As of April 20, 2026, the U.S. government has opened the Phase 1 application process for refunds, leading to the potential for refunds of duties paid between May 2025 and February 2026. As the importer of record for various impacted goods, we are pursuing all available avenues for reimbursement. Despite the commencement of this process, we have not recognized any benefit for those potential refunds, as the administrative mechanics and final eligibility determinations remain sufficiently unclear to preclude a reliable estimate of the timing or amount of recovery.
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
Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2026 and 2025 are shown in the following tables. The revenue by reportable segment includes inter-segment transactions, which is when one Cimpress business chooses to buy from or sell to another Cimpress business that is part of a different reportable segment. These transactions are eliminated in the inter-segment elimination line in the tables below.

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2026	2025 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
VistaPrint	$460,368	$430,726	7%	(4)%	3%	—%	3%
PrintBrothers	203,077	155,989	30%	(13)%	17%	(9)%	8%
The Print Group	107,242	89,698	20%	(12)%	8%	—%	8%
National Pen	96,986	88,396	10%	(5)%	5%	—%	5%
All Other Businesses	60,527	51,247	18%	(2)%	16%	—%	16%
Inter-segment eliminations	(41,991)	(26,588)
Total revenue	$886,209	$789,468	12%	(6)%	6%	(2)%	4%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2026	2025 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
VistaPrint	$1,448,104	$1,358,044	7%	(3)%	4%	—%	4%
PrintBrothers	607,691	490,929	24%	(10)%	14%	(7)%	7%
The Print Group	319,102	272,862	17%	(9)%	8%	—%	8%
National Pen	351,109	313,481	12%	(4)%	8%	—%	8%
All Other Businesses	189,446	168,920	12%	(1)%	11%	—%	11%
Inter-segment eliminations	(123,764)	(70,640)
Total revenue	$2,791,688	$2,533,596	10%	(4)%	6%	(2)%	4%
_______________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
(2) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior-year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior-year period’s average exchange rate for each currency to the U.S. dollar. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
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
For the three and nine months ended March 31, 2026, the reported revenue growth of $96.7 million and $258.1 million, respectively, was primarily driven by revenue growth in our VistaPrint and PrintBrothers reportable segments. Revenue was positively impacted by $47.2 million and $113.3 million, respectively, from currency exchange rate fluctuations as compared to the prior-year periods. Excluding the effect of changes in currency exchange rates and inter-segment revenue, the largest increases in revenue were from our VistaPrint business with increases of $13.5 million and $54.5 million, respectively, for the three and nine months ended March 31, 2026. VistaPrint revenue was higher year over year across all regions, with strong growth in elevated products. Our PrintBrothers reportable segment also contributed $24.8 million and $60.5 million, respectively, of increased revenue for the three and nine months ended March 31, 2026, excluding the effect of changes in currency exchange rates and inter-segment revenue, partly driven by $15.1 million and $34.6 million, respectively, from the addition of revenue from a recently acquired business, as well as new customer and order volume growth.
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

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of revenue	$477,012	$416,960	$1,491,972	$1,328,952
% of revenue	53.8%	52.8%	53.4%	52.5%
For the three and nine months ended March 31, 2026, year-over-year cost of revenue increased by $60.1 million and $163.0 million, respectively, driven by higher internal manufacturing costs of $18.9 million and $57.3 million, respectively, and higher shipping costs of $4.8 million and $19.0 million, respectively, primarily driven by volume-related increases. Internal manufacturing costs were also impacted by start-up costs from the expansion of our North America production network of $4.6 million and $7.6 million, respectively, and costs from a recent tuck-

in acquisition in the PrintBrothers reportable segment of $6.7 million and $14.9 million, respectively. The increase in cost of revenue was also influenced by higher third-party fulfillment costs of $23.0 million and $56.3 million, respectively, partly due to business and product mix shifts that leverage our third-party fulfillment network. The cost of revenue increase was impacted by tariff-related cost increases in the U.S., which were more pronounced during the first half of the fiscal year and have largely been offset by price increases, as well as the impact of currency exchange rate fluctuations of $30.0 million and $69.8 million, respectively. These increases were partially offset by a year-over-year benefit from the non-recurrence of a $2.6 million impairment charge, recognized in the three months ended March 31, 2025, related to the sale of a facility in our National Pen business.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Technology and development expense	$86,890	$83,112	5%	$260,853	$247,851	5%
% of revenue	9.8%	10.5%		9.3%	9.8%
Marketing and selling expense	$208,516	$193,316	8%	$665,075	$621,024	7%
% of revenue	23.5%	24.5%		23.8%	24.5%
General and administrative expense	$58,922	$50,549	17%	$173,114	$159,417	9%
% of revenue	6.6%	6.4%		6.2%	6.3%
Amortization of acquired intangible assets	$2,887	$4,524	(36)%	$10,022	$14,795	(32)%
% of revenue	0.3%	0.6%		0.4%	0.6%
Restructuring expense	$2,813	$466	504%	$4,416	$728	507%
% of revenue	0.3%	0.1%		0.2%	0.0%
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
For the three and nine months ended March 31, 2026, year-over-year technology and development expense increased by $3.8 million and $13.0 million, respectively, primarily driven by higher year-over-year cash compensation costs of $2.0 million and $6.5 million, respectively, due in part by our annual merit cycle. Amortization of capitalized software increased year over year by $1.6 million and $3.6 million, respectively, due to continued investment in technology capabilities across many of our businesses. For the three months ended March 31,2026, third-party technology costs declined $0.7 million, which was mostly driven by the timing of certain vendor rebates, that more than offset increases due to growth in business volume. For the nine months ended March 31, 2026, third-party technology costs increased $4.4 million, primarily driven by growth in business volume, partially offset by certain vendor rebates received in the third quarter.
Marketing and selling expense
Marketing and selling expense primarily consists of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support, and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our VistaPrint, National Pen, and BuildASign businesses have higher marketing and selling costs as a percentage of revenue as compared to our PrintBrothers and The Print Group businesses due to differences in the customers that they serve.
For the three and nine months ended March 31, 2026, year-over-year marketing and selling expenses increased by $15.2 million and $44.1 million, respectively, partly due to higher year-over-year advertising spend of $3.3 million and $17.9 million, respectively, largely due to volume-driven increases, as well as targeted advertising investments in certain businesses. Despite those increases, advertising expense as a percentage of revenue was lower year over year for both periods presented. In addition, the marketing and selling expense increases reflected higher cash compensation costs of $7.9 million and $19.0 million, respectively, driven in part by our annual merit cycle.
General and administrative expense
General and administrative expense primarily consists of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the three and nine months ended March 31, 2026, year-over-year general and administrative expenses increased by $8.4 million and $13.7 million, respectively, driven by higher year-over-year cash compensation costs of $4.9 million and $10.8 million, respectively, primarily from our annual merit cycle, as well as higher year-over-year share-based compensation of $1.2 million and $1.0 million, respectively. These increases were partially offset by lower long-term incentive cash compensation costs of $0.7 million and $3.6 million, respectively, due to changes in the estimated payout for certain businesses. In addition, for the nine months ended March 31, 2026, the increase was impacted by a $1.9 million expense associated with a sales tax reserve, more than offset by a year-over-year benefit from the non-recurrence of a $2.9 million charge recognized in the nine months ended March 31, 2025 for a land duty tax that we continue to contest in Australia related to our 2019 redomiciliation to Ireland.
Other Consolidated Results
Other income (expense), net
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gains (losses) on derivatives not designated as hedging instruments	$13,973	$(14,640)	$18,852	$(1,577)
Currency-related (losses) gains, net	(10,785)	5,131	(11,325)	11,691
Other gains	(608)	68	234	631
Total other income (expense), net	$2,580	$(9,441)	$7,761	$10,745
For the three and nine months ended March 31, 2026, the year-over-year changes in other income (expense), net were primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and GBP contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
For the three and nine months ended March 31, 2026, the year-over-year interest expense, net decreased $1.6 million and $7.1 million, respectively, primarily due to a lower weighted-average interest rate (net of interest rate swaps) on our senior secured term loan partly from our repricing action in December 2024 that reduced the credit spread on our outstanding debt.

Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Income tax expense	$11,709	$12,144	$42,884	$42,290
Effective tax rate	44.4%	294.5%	37.8%	50.6%
For the three and nine months ended March 31, 2026, income tax expense was in line with the prior comparative periods. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for all periods presented, in accordance with GAAP. We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. Refer to Note 9 in our accompanying consolidated financial statements for additional details.
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
For purposes of measuring and reporting our segment financial performance, we made updates to our previously implemented methodology for inter-segment transactions during the first quarter of fiscal 2026. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business in another reportable segment. We also updated our internal organizational structure, which included the transfer of two teams from our VistaPrint reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes have no impact on our consolidated financial results. Refer to Note 11 in our accompanying consolidated financial statements for additional details.
VistaPrint

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025 (1)	2026 vs. 2025	2026	2025 (1)	2026 vs. 2025
Reported Revenue	$460,368	$430,726	7%	$1,448,104	$1,358,044	7%
Segment EBITDA	88,875	83,183	7%	285,821	261,515	9%
% of revenue	19%	19%		20%	19%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions and organizational changes that transferred two teams to our central functions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
VistaPrint's reported revenue growth for the three and nine months ended March 31, 2026 was 7% for both periods, and was positively affected by currency exchange rate fluctuations of 4% and 3%, respectively, resulting in constant-currency revenue growth of 3% and 4%, respectively. For the three and nine months ended March 31, 2026, VistaPrint had strong growth in elevated products, partially offset by year-over-year declines of 3% and 2%, respectively, in business card and stationery products. Geographically, all regions drove revenue growth for both comparative periods, however, during the current quarter, severe weather events in North America caused weakness in January and February, which was followed by an acceleration of growth in March.

Segment Profitability
VistaPrint's segment EBITDA for the three and nine months ended March 31, 2026, increased by $5.7 million and $24.3 million, respectively, primarily due to gross profit growth of $14.6 million and $49.3 million, respectively, which was driven by the revenue growth described above. Partially offsetting the increases in gross profit were increases in advertising spend of $2.5 million and $11.2 million, respectively, that were primarily related to increases in performance advertising spend, which as a percentage of revenue was lower versus the prior comparative periods. In addition, operating expenses increased by $6.8 million and $12.5 million, respectively, driven by compensation increases from our annual merit cycle and costs associated with customer self-service features to improve customer care efficiency. Segment EBITDA growth was dampened by start-up costs for new manufacturing facilities in North America of $5.1 million for both periods, which included the transfer of $1.8 million of costs from the first half of the fiscal year from our central and corporate costs. For the three and nine months ended March 31, 2026, fluctuations in currency exchange rates benefited segment EBITDA year over year by $2.9 million and $7.1 million, respectively.
PrintBrothers

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025 (1)	2026 vs. 2025	2026	2025 (1)	2026 vs. 2025
Reported Revenue	$203,077	$155,989	30%	$607,691	$490,929	24%
Segment EBITDA	22,113	17,770	24%	76,133	61,337	24%
% of revenue	11%	11%		13%	12%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
PrintBrothers' reported revenue growth for the three and nine months ended March 31, 2026 was positively affected by currency exchange rate fluctuations of 13% and 10%, respectively, and a tuck-in acquisition which positively impacted revenue growth by 9% and 7%, respectively, resulting in organic constant-currency revenue growth of 8% and 7%, respectively. Organic constant-currency revenue growth was driven primarily by customer and order volume growth across the businesses, as well as volumes related to regional elections which benefited a portion of the current-year periods.
Segment Profitability
PrintBrothers' segment EBITDA for the three and nine months ended March 31, 2026 increased $4.3 million and $14.8 million, respectively, primarily due to the revenue growth described above, as well as positive year-over-year impacts from currency exchange fluctuations of $2.3 million and $6.2 million, respectively. Additionally, the acquisition contributed an immaterial amount and $1.3 million of segment EBITDA, respectively. This was partially offset by increases in advertising spend of $0.1 million and $1.3 million, respectively, which as a percentage of external revenue were flat year over year, as well as increases in operating expenses of $3.2 million and $9.2 million, respectively, which were mostly driven by technology investments and compensation increases from our annual merit cycle.
The Print Group

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025 (1)	2026 vs. 2025	2026	2025 (1)	2026 vs. 2025
Reported Revenue	$107,242	$89,698	20%	$319,102	$272,862	17%
Segment EBITDA	20,052	15,513	29%	61,864	52,480	18%
% of revenue	19%	17%		19%	19%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
The Print Group's reported revenue growth for the three and nine months ended March 31, 2026 was positively affected by currency exchange rate fluctuations of 12% and 9%, respectively, resulting in constant-currency revenue growth of 8% in both periods, and was primarily driven by increased fulfillment for other Cimpress businesses. External revenue growth improved during the third quarter of the current fiscal year, which was supported by election-related demand in France; however, the segment continues to experience a shift to lower overall order values in certain product categories.
Segment Profitability
The Print Group's segment EBITDA increased $4.5 million and $9.4 million during the three and nine months ended March 31, 2026, respectively, partly due to positive year-over-year impacts from currency exchange fluctuations of $2.0 million and $4.9 million, respectively. Excluding the effect of currency, segment EBITDA was positively impacted by increases in gross profit in both periods, driven by the revenue growth described above and improved cost efficiency. For the three and nine months ended March 31, 2026, these impacts were partially offset by increases of $0.3 million and $2.5 million, respectively, in variable long-term incentive compensation expense, driven by changes in estimated payouts.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025 (1)	2026 vs. 2025	2026	2025 (1)	2026 vs. 2025
Reported Revenue	$96,986	$88,396	10%	$351,109	$313,481	12%
Segment EBITDA	6,730	3,934	71%	29,907	22,735	32%
% of revenue	7%	4%		9%	7%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.
Segment Revenue
National Pen's reported revenue growth for the three and nine months ended March 31, 2026 was positively impacted by currency exchange rate fluctuations of 5% and 4%, respectively, resulting in constant-currency revenue growth of 5% and 8%, respectively, driven by growth in external revenue, mostly from growth within e-commerce and telesales channels, as well as increases in fulfillment for other Cimpress businesses.
Segment Profitability
National Pen's segment EBITDA increased $2.8 million and $7.2 million for the three and nine months ended March 31, 2026, respectively, and benefited from positive fluctuations in currency exchange rates of $0.5 million and $2.7 million, respectively. Segment EBITDA growth was also supported by increases in gross profit, due to the revenue growth described above, as well as lower variable long-term incentive compensation expense of $1.0 million and $3.5 million, respectively, driven by changes in estimated payouts. Segment EBITDA also benefited from decreases in advertising spend of $1.6 million and $0.4 million, respectively, from reduced spend in certain channels that have driven improved advertising spend efficiencies.
All Other Businesses
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025 (1)	2026 vs. 2025	2026	2025 (1)	2026 vs. 2025
Reported Revenue	$60,527	$51,247	18%	$189,446	$168,920	12%
Segment EBITDA	5,345	5,297	1%	18,917	15,944	19%
% of revenue	9%	10%		10%	9%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 11 of the accompanying consolidated financial statements for additional details.

Segment Revenue
All Other Businesses' revenue growth for the three and nine months ended March 31, 2026 was positively impacted by currency exchange rate fluctuations of 2% and 1%, respectively, resulting in constant-currency revenue growth of 16% and 11%, respectively. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses as well as growth across home decor, signage and packaging categories. Our Printi business delivered improved constant-currency revenue growth versus the prior year.
Segment Profitability
For the three and nine months ended March 31, 2026, year-over-year segment EBITDA was flat and increased $3.0 million, respectively, largely driven by the cross-Cimpress revenue growth described above. For the nine months ended March 31, 2026, the increase versus the prior year was also impacted by lower variable long-term incentive compensation expense of $1.4 million, driven by changes in estimated payouts. These increases for the three and nine months ended March 31, 2026, were partially offset by $0.7 million of start-up costs from the expansion of our North American production network.
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
During the three months ended March 31, 2026, year-over-year central and corporate costs decreased by $0.1 million, primarily due to lower third-party technology costs of $2.6 million that were influenced by the timing of certain third-party vendor rebates. Additionally benefiting the third quarter of 2026 was $1.8 million of start-up costs from the first half of the fiscal year which were transferred to our VistaPrint reportable segment during the current quarter. These items were mostly offset by higher unallocated share-based compensation expense of $1.6 million, driven by fluctuations in the attainment levels year over year associated with the performance conditions of performance share units, and increased compensation of $0.5 million from our annual merit cycle.
During the nine months ended March 31, 2026, year-over-year central and corporate costs increased by $5.2 million, primarily due to compensation increases of $2.8 million from our annual merit cycle, and higher unallocated share-based compensation expense of $2.7 million, driven by fluctuations in the attainment levels year over year associated with the performance conditions of performance share units. These items were partially offset by the non-recurrence of a $2.9 million charge recognized in the nine months ended March 31, 2025 for a land duty tax that we continue to contest in Australia related to our 2019 redomiciliation to Ireland.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$173,198	$190,598
Net cash used in investing activities	(132,849)	(104,165)
Net cash used in financing activities	(80,545)	(107,413)
The cash flows during the nine months ended March 31, 2026 related primarily to the following items:
Cash inflows:
•Net income of $70.7 million.
•Adjustments for non-cash items of $144.1 million primarily related to adjustments for depreciation and amortization of $110.6 million, share-based compensation costs of $46.3 million and deferred taxes of $3.6 million, offset in part by unrealized currency-related gains of $21.7 million.

•Proceeds from the sale of noncontrolling interests of $24.8 million, which related to the sale of a minority 8.75% aggregate equity interest in each of the businesses within the PrintBrothers reportable segment. Refer to Note 10 in the accompanying consolidated financial statements for additional details.
•Proceeds from the sale of assets of $3.4 million, primarily related to the recent sale of a production facility within our National Pen business, as well as the sale and replacement of smaller production equipment assets across several businesses.
•Proceeds from the exercise of options of $1.5 million.
Cash outflows:
•Capital expenditures of $74.5 million, of which the majority is related to the purchase of manufacturing and automation equipment and expansion of our North American production network.
•Internal and external costs of $50.1 million for software and website development that we have capitalized.
•Purchases of our ordinary shares for $50.1 million.
•Net working capital outflows of $41.5 million, primarily due to increases in inventory levels and prepaid expenses and other assets.
•Purchase of noncontrolling interests for $24.4 million, which related to our purchase of the remaining minority equity interests in various businesses within our PrintBrothers reportable segment. Refer to Notes 7 and 10 in the accompanying consolidated financial statements for additional details.
•Payment of withholding taxes in connection with share awards of $14.3 million, primarily driven by the vesting of restricted and performance share units.
•Business acquisitions, net of cash acquired of $11.7 million, which related to tuck-in acquisitions that were not material and are included in our PrintBrothers reportable segment.
•Net repayments of debt of $10.2 million, primarily including our term loan amortization payments.
•Payments for finance lease arrangements of $7.8 million.
Additional Liquidity and Capital Resources Information. At March 31, 2026, we had $189.0 million of cash and cash equivalents and $1,604.5 million of debt, excluding debt issuance costs and debt premiums and discounts. During the nine months ended March 31, 2026, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the nine months ended March 31, 2026, we purchased and retired 702,820 of our ordinary shares for $50.1 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
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
Indefinitely Reinvested Earnings. As of March 31, 2026, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $99.1 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.

Contractual Obligations
Contractual obligations at March 31, 2026 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$135,472	$6,788	$52,537	$33,674	$42,473
Purchase commitments	350,952	126,516	118,846	104,167	1,423
Senior secured credit facility and interest payments (2)	1,196,989	72,087	1,124,271	631	—
2032 Notes and interest payments	776,672	38,719	77,438	77,438	583,077
Other debt	14,792	7,917	2,434	991	3,450
Finance leases, net of subleases (1)	56,202	4,488	21,809	12,845	17,060
Total (3)	$2,531,079	$256,515	$1,397,335	$229,746	$647,483
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of March 31, 2026 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $0.6 million as of March 31, 2026 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $4.4 million in the aggregate outstanding as of March 31, 2026.
Purchase Commitments. At March 31, 2026, we had unrecorded commitments under contract of $351.0 million. Purchase commitments consisted of third-party cloud services of $225.9 million; third-party fulfillment and digital services of $69.0 million; software of $35.3 million; insurance costs of $5.5 million; professional and consulting fees of $4.5 million; production-related temporary labor of $3.3 million; advertising of $2.9 million; production and computer equipment purchases of $2.5 million; and other commitments of $2.1 million.
Senior Secured Credit Facility and Interest Payments. On September 26, 2024, we entered into an amendment to our Restated Credit Agreement to extend the maturity date of our senior secured revolving credit facility to September 26, 2029 and reduced the minimum credit spread on borrowing and the minimum commitment fee on unused balances, depending on our First Lien Leverage Ratio. Our $250.0 million senior secured revolving credit facility has $232.6 million unused as of March 31, 2026. There are no drawn amounts on the Revolving Credit Facility, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio (as defined in the Restated Credit Agreement) calculated as of the last day of such quarter shall not exceed 3.25 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on September 26, 2029. Interest payable included in the above table is based on the interest rate as of March 31, 2026 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. As of March 31, 2026, we have borrowings under our Restated Credit Agreement of $1,064.7 million, consisting of the term loan, which amortizes over the loan period, with a final maturity date of May 17, 2028.
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

Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of March 31, 2026, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 8 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2026, we had $14.8 million outstanding for those obligations that have repayments due on various dates through September 2037.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2026 is $38.1 million, net of accumulated depreciation of $26.0 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2026 amounts to $43.9 million.
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

The table below sets forth net income (loss) and adjusted EBITDA for the three and nine months ended March 31, 2026 and 2025:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$14,643	$(8,020)	$70,653	$41,211
Exclude expense (benefit) impact of:
Income tax expense	11,709	12,144	42,884	42,290
(Gain) loss on early extinguishment of debt	—	(19)	—	498
Interest expense, net	25,397	26,995	80,460	87,575
Other (income) expense, net	(2,580)	9,441	(7,761)	(10,745)
Depreciation and amortization	37,406	34,300	110,642	105,057
Share-based compensation expense	14,630	12,684	46,254	42,690
Certain impairments and other adjustments	(534)	2,369	732	2,938
Restructuring-related charges	2,813	466	4,416	728
Include certain items that are a part of other income (expense), net:
Realized (losses) gains on currency derivatives (1)	(2,959)	340	(10,197)	(1,517)
Adjusted EBITDA	$100,525	$90,700	$338,083	$310,725
_________________
(1) Realized (losses) gains include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.
The table below sets forth net cash provided by operating activities and adjusted free cash flow for the nine months ended March 31, 2026 and 2025:

In thousands	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$173,198	$190,598
Purchases of property, plant and equipment	(74,533)	(68,211)
Capitalization of software and website development costs	(50,106)	(47,591)
Proceeds from the sale of assets	3,391	2,357
Adjusted free cash flow	$51,950	$77,153
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of March 31, 2026, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2026, we had $1,064.7 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2026, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of March 31, 2026, would result in a $7.4 million increase to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) are non-U.S. dollar loans that we hedge with cross-currency swap and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $9.1 million on our income before income taxes for the three and nine months ended March 31, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
On March 25, 2026, our Board authorized the repurchase, from time to time, with no expiration date, of up to $200.0 million aggregate purchase price (excluding any fees, commissions, or other expenses of such purchases) of Cimpress' issued and outstanding ordinary shares on the open market, through privately negotiated transactions, or in one or more self-tender offers. This authorization replaced the remaining unused portion of the $200.0 million share repurchase authorization previously approved by our Board on May 29, 2024, which was terminated immediately prior to the effectiveness of the new authorization. The Board’s authorization does not necessarily mean that we will repurchase the full dollar amount authorized. Share repurchases remain subject to Cimpress’ net leverage and capital allocation priorities and may be suspended or discontinued at any time.
The following table outlines the repurchase of our ordinary shares during the three months ended March 31, 2026, under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2026 through January 31, 2026	168,365	$76.13	168,365	$74.3
February 1, 2026 through February 28, 2026	119,744	75.77	119,744	65.2
March 1, 2026 through March 31, 2026	—	—	—	200.0
Total	288,109	$75.98	288,109	$200.0
Item 5. Other Information
On February 25, 2026, Sean Quinn, our Executive Vice President and Chief Financial Officer, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and that expires on July 30, 2027. The plan provides for sales, on dates and at prices set forth in the plan, of up to 121,057 ordinary shares held by Mr. Quinn as of the date of the plan adoption plus additional shares Mr. Quinn receives between the adoption and expiration dates of his plan upon the vesting of equity awards.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1*
Addendum Agreement, effective as of February 1, 2026, by and between Vistaprint Deutschland GmbH, as successor by merger to Cimpress Deutschland GmbH ("Cimpress Deutschland"), and Florian Baumgartner, relating to the Employment Agreement, dated as of July 10, 2019, by and between Cimpress Deutschland and Florian Baumgartner, as amended by the Amendment to Employment Agreement, dated January 1, 2021, by and between Cimpress Deutschland and Florian Baumgartner.

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
April 30, 2026                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)