Form 10-K
period 2026-06-30
CIMPRESS plc
filed 2026-08-07
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.22 billion on December 31, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the Nasdaq Global Select Market.
As of August 3, 2026, there were 24,349,476 Cimpress plc ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2026. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS PLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2026

PART I
Item 1. Business
Overview & Strategy
Cimpress helps millions of businesses build brands, stand out, and grow via customized physical marketing products and branded merchandise. Founded in 1995, Cimpress is the global leader in web-to-print mass customization, delivering high-quality, affordable custom products quickly and conveniently—even in low quantities. Cimpress brands include VistaPrint, WIRmachenDRUCK, Pixartprinting, Pens.com, BuildASign, druck.at, Drukwerkdeal, easyflyer, Exaprint, Packstyle, Printi, Tradeprint and BoxUp. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy that seeks to produce goods and services to meet individual customer needs with near mass production efficiency. We discuss mass customization in further detail below.
We have grown substantially over our history, from $0 in 1995 to $0.2 billion of revenue in fiscal year 2006, the year when we became a publicly traded company, then to $3.7 billion of revenue in fiscal year 2026. As we have grown we have achieved important benefits of scale. Our strategy is to invest in and build customer-focused, entrepreneurial print mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value.
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
We limit all other central activities to only those that must be performed centrally. Out of more than 16,000 employees, we have approximately 100 who work in central activities that fall into this category, which includes tax, treasury, internal audit, legal, sustainability, corporate communications, consolidated reporting and compliance, investor relations, capital allocation, and the functions of our CEO and CFO. We have developed guardrails and accountability mechanisms in key areas of governance including cultural aspects such as a focus on customers and being socially responsible, as well as operational aspects such as the processes by which we set strategy and financial budgets and review performance, and the policies by which we ensure compliance with applicable laws.
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

Mass customization in print-related markets delivers a breakthrough in customer value, particularly in markets in which the worth of a physical product is inherently tied to a specific, unique use or application. For instance, there is limited value to a sign that is identical to those used by other companies: the business owner needs to describe what is unique about their business. Likewise, customized packaging is a way for a business to add their brand identity to what is oftentimes the first physical touchpoint with a customer for online purchases. Before mass customization, producing a high-quality custom product required high per-order setup costs, and therefore it was not economical to produce customized products in low quantities.

There are three ingredients to mass customization applied to print applications: (1) web-to-print or e-commerce stores that offer a wide variety of customizable products, replacing more expensive and harder-to-scale physical stores with limited geographic reach; (2) software-driven order aggregation, which enables significantly reduced costs to produce low-volume orders; and (3) democratized design that combines intuitive design software, AI-assisted design capabilities and human designers typically located in low-cost regions to deliver high-quality, lower-cost, and highly scalable alternatives to traditional graphic design services.

We believe that the business cards sold by our VistaPrint business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and build strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on VistaPrint to design and procure aesthetically pleasing, high-quality, quickly delivered, and low-priced business cards. The VistaPrint production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with consistent quality and delivery reliability. Customers have extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, and different paper thicknesses. Achieving this type of product variety while remaining highly cost efficient took us almost two decades and requires massive volume, significant engineering investments, and significant capital. This is a mature but highly profitable product for us and no longer requires significant capital to maintain our leadership position. Our businesses have a history of launching new products that expand our revenue and profit opportunity as they scale, as we did in our more mature product categories. The capabilities and customer trust we initially built through more mature products like business cards have proven to be extensible to newer product categories and we have been investing for more than a decade to serve customer needs in these newer growth categories. While these newer products currently have lower gross margins than many of our mature products, they also typically attract customers with higher lifetime value. Each product is well along the spectrum of mass customization relative to traditional suppliers, with further production optimization opportunities ahead.
Market and Industry Background
Print's Mass Customization Opportunity
Mass customization of print and promotional products is not a market itself, but rather a business model that can be applied across global geographic markets, to customers from businesses of all sizes, graphic designers, resellers, printers, teams, associations, groups, consumers, and families, to which we offer products such as the following:

MÜLLER

Business Identity

KAORI
About Us

Marketing Materials

Books, Catalogs & Magazines

thank you

Consumer Products

WIFI
ALL DAY BREAKFAST

Signage

Napoletana

Displays & Canopy Tents

FLH Architecture
Strive

Promotional Products

EDEN

Soft Goods & Apparel

mister fox

Corrugated Packaging

Flexible Packaging

POM POM
BROWS

Paper Bags

yips
PON POKE
Donuts

Stickers & Labels

Large Traditional Print and Promotional Products Markets Undergoing Disruptive Innovation
The products and customer applications listed above constitute a large market opportunity that is highly fragmented. We believe that the vast majority of the print-related markets to which mass customization could apply are still served by traditional business models that force customers either to produce in large quantities per order or pay a high price per unit.
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
Cimpress’ current revenue represents a very small fraction of this market opportunity. We believe that Cimpress and competitors who have built their businesses around a mass customization model are “disruptive innovators” to these large markets because we enable small-volume production of personalized, high-quality products at an affordable price. Disruptive innovation, a term coined by Harvard Business School professor Clayton Christensen, describes a process by which a product or service takes root initially in simple applications at the bottom of a market (such as the free business cards for the most price sensitive micro-businesses or basic white t-shirts that VistaPrint started with) and then moves up market, eventually displacing established competitors (such as those in the markets mentioned above).
We believe that a large opportunity exists for major markets to shift to a mass customization paradigm and, even though we are largely decentralized, the select few shared strategic capabilities into which we centrally invest provide significant scale-based competitive advantages for Cimpress.
We believe this market shift to a mass customization paradigm, and our ability to deliver substantially better customer value and disrupt large traditional industries can translate into significant long-term growth for Cimpress. Earlier in our history, we focused primarily on a narrow set of customers (highly price-sensitive and discount-driven micro businesses and consumers) with a limited offering of relatively simple-to-produce products. Through acquisitions and via significant investments in our VistaPrint business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and developed capabilities to serve a vast range of customer types with ever-more-complex product formats (what we call "elevated products"). This has been a key part of our growth over the last two decades, and we expect to continue to focus on capturing growth via innovation and new product introduction in the coming decades.
Print and Promotional Products Market Opportunity
Our businesses conduct market research on an ongoing basis, and through those studies we remain confident in the overall market opportunity; however, our estimates are approximate. Despite the imprecise nature of our estimates, we believe that our understanding is directionally correct and that we operate in a vast aggregate market with significant opportunity for Cimpress to grow as we continue delivering a differentiated and attractive value proposition to customers. Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e., still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America, Europe and Australia, and significantly higher if you include other geographies and custom consumer products. These product categories are listed in order of current market penetration by mass customization models.

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
The market for small format marketing materials is the most mature in terms of penetration, though there is still a significant portion served by thousands of small traditional suppliers. The market for packaging products is the least mature in terms of penetration by mass customization models, but this transition has begun. The estimates of annual market opportunity in each of the four product categories above are based on research conducted for Cimpress by third-party research firm Keypoint Intelligence in August 2022 to estimate the value of print shipments to small and medium businesses in Australia, France, Germany, Italy, the U.K. and the U.S. Cimpress extrapolated the findings of the study to estimate the market size of the remaining countries in North America and Europe in which we sell products based on the relative number of small and medium businesses in those other markets.
Design as an Enabler of the Print and Promotional Products Market Opportunity

VistaPrint was an early pioneer of the concept of web-based do-it-yourself design as a fundamental part of its original customer value proposition for designs for relatively simple 2D product formats. We believe that there is an ongoing revolution in graphic design for small business marketing, one in which a combination of technology tools, artificial intelligence ("AI") and machine learning, and convenient access via two-sided marketplace platforms to professional freelance design talent (including from low-cost countries) will continue a multi-decade democratization of design that has been central to print mass customization, and is likely to continue to be a key enabler to bringing elevated products and marketing channels into the mass customization paradigm (for example, packaging, large format signage, and catalogs). Across Cimpress our businesses are improving their customer design experiences. They very often build these business-level experiences on top of design capabilities that our MCP provides as software services, and individual businesses also develop design enablement capabilities that are specific to their customer and product needs. We are advancing design capabilities via user experience improvements, workflow automation and a large pool of talented in-house and freelance designers and graphic professionals who are located in low-cost labor markets. We have been adopting machine learning and generative AI capabilities for design and personalization to facilitate content creation and matching across a wide variety of products, personalized merchandising and more, showing promising uplift in key customer metrics and financial outcomes. Our businesses use data insights to drive efficiency gains and resource prioritization.

Our research has found that small businesses in the markets we serve that purchase design services represent the majority of the addressable market for print and digital marketing materials. We believe that the broader complement of design services that VistaPrint has invested in should enable VistaPrint to retain customers longer as their needs evolve, as well as attract new customers and serve existing customers with elevated products, and therefore access more of our total addressable market.
Our Businesses
Cimpress businesses include our organically developed VistaPrint business, plus businesses that we have either fully acquired or in which we have a majority equity stake. Prior to their acquisitions, most of our acquired companies pursued business models that already applied the principles of mass customization to print and promotional products. Each provided a standardized set of products that could be configured and customized by customers, ordered in relatively low volumes, and produced via relatively standardized, homogeneous production processes, at prices lower than those charged by traditional producers.
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
Our businesses operate production facilities throughout the geographies listed above, with approximately 3 million square feet of production space in the aggregate across our owned and operated facilities. We also work extensively with hundreds of external fulfillers across the globe. We believe that the improvements we have made and the future improvements we intend to make in software and manufacturing technologies that support the design, sortation, scheduling, production, and delivery processes provide us with significant competitive advantage.

In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to reduce inventory and working capital and improve delivery speeds to customers relative to traditional suppliers. In certain of our company-operated manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently. Importantly, our businesses are increasingly connected to each other via our mass customization platform, which has opened entirely new opportunities to expand product offerings in some of our businesses and to optimize production not just within a single facility as we have historically done, but also across multiple facilities within specific regions. Our businesses increasingly act as fulfillers to each other, driving higher volumes through focused production hubs and lowering the unit cost of production even further, benefiting our customers and our financial results.
We believe that the potential for scale-based advantages is not limited to focused, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous “long tail” of diverse and uncommon orders to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest-volume production lines, the homogeneity and volume we are able to achieve are nonetheless significant relative to traditional suppliers of the long-tail product in question; thus, our relative efficiency gains remain substantial. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting, and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus VistaPrint where product assortment is dramatically smaller on a relative basis. In addition to our own production of long-tail products, we rely on third-party fulfillment partnerships for a portion of our production, which allow us to offer a diverse set of products. This deep and broad product offering is important to many customers.
    Our businesses are currently organized into the following five reportable segments:
1.VistaPrint:

Consists of the operations of our VistaPrint branded websites in North America, Western Europe, Australia, New Zealand, India, and Singapore. This business also includes several smaller revenue and profit streams: our 99designs by Vista business, which provides graphic design services, VistaCreate for do-it-yourself (DIY) design, our Vista x Wix partnership for small business websites, and our VistaPrint Corporate Solutions business, which serves medium-sized businesses and large corporations.
VistaPrint helps about 11 million small businesses annually to create attractive, professional-quality marketing and branding products at affordable prices and low volumes. With VistaPrint, small businesses can create and customize their marketing with easy-to-use digital tools and design templates, or by receiving expert graphic design support.
VistaPrint seeks to become the premier destination for small business custom print. Over the past decade, VistaPrint has transformed its offering and value proposition to allow us to serve a significantly expanded range of small business customer needs across a wide variety of print, signage, promotional and packaging products, as well as solutions that include design, assurance and expertise, social media, and web presence.
VistaPrint represents the vast majority of the revenue in this segment where, during fiscal year 2026, average order value (AOV) was approximately $100 and customers spent, on average, a bit more than $170 for the year; gross margins were about 55% and advertising spend as a percent of revenue was about 15%. VistaPrint has had strong free cash flow conversion as its e-commerce model typically leads to collections from customers prior to the production and shipment of customer orders, and mass customization allows for relatively low levels of inventory relative to revenue.
Upload & Print:
Our Upload & Print businesses are organized in two reportable segments: PrintBrothers and The Print Group, both of which focus on serving graphic professionals such as local printers, print resellers, graphic artists, advertising agencies, and other customers with professional desktop publishing skill sets. Average order values and annual spend per customer vary by business, with AOVs, on average, of about €100 - €200 and annual spend per customer of about €300 - €1,000 in fiscal year 2026. Gross margins vary by business but averaged about 32% in fiscal year 2026 due to wholesale-like pricing and the wide variety of products produced both in owned facilities and via third-party fulfillers. Advertising spend as a percent of external revenue was about 5% in fiscal year 2026, although it also varies by business.
2.PrintBrothers: Consists of our druck.at, Printdeal, and WIRmachenDRUCK businesses amongst others. PrintBrothers businesses serve customers throughout Europe, primarily in Austria, Belgium, Germany, the Netherlands, and Switzerland.

3.The Print Group: Consists of our Easyflyer, Exaprint, Mixam, Pixartprinting, and Tradeprint businesses. The Print Group businesses serve customers throughout Europe, primarily in France, Italy, Spain, and the United Kingdom and to a lesser extent in the United States.

4.National Pen:

Consists of our pens.com branded business and a few smaller brands operated by National Pen that are focused on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses.

National Pen serves more than a million small businesses annually across geographies including North America, Europe, and Australia. The pens.com branded business sells through their ecommerce site and is supported by digital marketing methods as well as direct mail and telesales. National Pen focuses on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses. During fiscal year 2026, National Pen’s average order value was about $380, and annual spend per customer was about $470. Gross margins were about 51% in fiscal year 2026 with highly seasonal profits driven in the December quarter. Advertising spend as a percent of revenue (excluding inter-segment revenue) was about 20% in fiscal year 2026. Significant inventory and customer invoicing requirements in this business drive different working capital needs compared to our other businesses.

5.All Other Businesses:
A collection of businesses combined into one reportable segment based on materiality, including BuildASign, a larger business with strong profitability and cash flow, and Printi, a smaller business operating at a relatively modest operating loss. This segment also includes a small, focused team working on new channels.

BuildASign is an e-commerce provider of canvas-print wall décor, signage, and other large-format printed products.
As the online printing leader in Brazil, Printi offers a superior customer experience with transparent and attractive pricing, reliable service, and quality.
Central Procurement
Given the scale of purchasing that happens across Cimpress’ businesses, there is significant value in coordinating our negotiations and purchasing to gain the benefit of scale. Our central procurement team negotiates and manages Cimpress-wide contracts for large-scale capital equipment, shipping services, and major categories of raw materials (e.g., paper, plates, ink). The Cimpress procurement team also supports procurement improvements, tools, and approaches across other aspects of our businesses’ purchases.
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
Having this central procurement team working together with the procurement teams in each of our businesses benefits us relative to the market, and we believe it has enabled us to operate more effectively, mitigating supply and cost risks relative to smaller competitors.
Technology
Our businesses typically rely on proprietary technology to attract and retain our customers, enable customers to create graphic designs and place orders on our websites, and sort, aggregate, and produce multiple orders in standardized, scalable processes. Technology is core to our competitive advantage, as without it our businesses would not be able to produce custom orders in small quantities while achieving economics that are more analogous to mass-produced items.
We use our Mass Customization Platform (MCP), which is a cloud-based collection of software services, APIs, web applications, and related technology that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. Cimpress businesses, and increasingly third-party fulfillers to our various businesses, leverage different combinations of MCP services, depending on which capabilities complement their business-specific technology. The capabilities available in the MCP today include customer-facing technologies, such as ecommerce or those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, and logistics technologies that automate various stages of the production and delivery of a product to a customer. The benefits of the MCP include improved speed to market for new product introduction, reduction in fulfillment costs, improvement of product delivery or geographic expansion, improved site experience, automating manual tasks, and avoidance of certain redundant costs, which are especially impactful improvements when the platform is used to enable fulfillment between our Cimpress businesses. We believe the MCP can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings, and shared technology development costs.
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
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges depending on their specific needs. Over the past few years, most of our businesses have modernized and modularized their business-specific technology to enable them to launch new products faster, provide a better customer experience, more easily connect to our MCP technologies, and leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as content management, multivariate testing tools, and data warehousing, which are areas where specialized best-in-class technologies are better than the proprietary technologies they have replaced. This allows our engineering and development talent to focus on artwork technologies, product information management, and marketplace technologies from which we derive competitive advantage.
In our central Cimpress Technology team and in an increasing number of our businesses, we have adopted an agile, micro-services-based approach to technology development that enables multiple businesses or use cases to leverage this API technology regardless of where it was originally developed. We believe this approach can help our businesses serve customers and scale operations more rapidly than they could as an individual business outside Cimpress.
Information Privacy and Security

    Each Cimpress business is responsible for working to ensure that customer, company, and team member information is secure and handled in compliance with relevant laws and regulations. Because there are many aspects of this topic that apply to all of our businesses, Cimpress also has a central security team that defines security policies, deploys security controls, and embeds security into the development processes of our businesses, among other services. This team works in partnership with each of our businesses and the corporate center to measure security maturity and risk, and provides managed security services in a way that allows each business to address their unique challenges, lower their costs, and become more efficient in using their resources.
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
Competition
The markets for the products our businesses produce and sell are intensely competitive, highly fragmented, and geographically dispersed, with many existing and potential competitors. Though Cimpress is the largest business in our space, we still represent a small fraction of the overall market and believe there is significant room for growth over the long-term future. Within this highly competitive context, our businesses compete on the basis of breadth and depth of product offerings; price; convenience; quality; technology; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer a broad selection of high-quality products as well as related services at competitive price points and, in doing so, offer our customers an attractive value proposition. As described above, in recent years VistaPrint expanded both its value proposition and addressable market to include design and digital marketing services.

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

Today’s market has evolved to be more competitive. This evolution, which has been ongoing for over 20 years, has led to major benefits for customers in terms of lower prices, faster lead times, and an easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products such as business cards, post cards and flyers, and consumer products (holiday cards are an example). As the model has become better understood and more prevalent, and online advertising approaches more common, competition has become more intense. We continue to derive significant profits from these small format products. Additionally, there are other product areas that have only recently begun to benefit from mass customization, such as books, catalogs, magazines, textiles, and packaging, as well as promotional products, apparel and gifts (PPAG), and large format products such as signage.

Social and Environmental Responsibility

During fiscal year 2025, we conducted a preliminary Double Materiality Assessment (DMA) in preparation for the EU’s Corporate Sustainability Reporting Directive (CSRD), which will be effective for our fiscal year 2028 reporting. Following completion of this preliminary DMA, we conducted a review of our environmental sustainability targets (several of which expired at the end of fiscal year 2025), and made adjustments to sharpen our focus on our most material issues. Following this review, our work in sustainability continues to focus on reducing risk and improving our resilience in the following areas:
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
•Responsible forestry: Our sourcing strategy seeks to minimize any contribution to deforestation, forest degradation, or loss of biodiversity. We have converted the vast majority of the paper we print on in our Cimpress-owned production facilities to materials certified by either the Forest Stewardship Council (FSC®) or the Programme for the Endorsement of Forest Certification (PEFC), leading certifications of responsible forestry practices. These certifications confirm that the paper we print on comes from responsibly managed forests that meet high environmental and social standards, and form a part of our preparations for compliance with the upcoming European Union Deforestation Regulation (EUDR) that becomes effective in December 2026. In fiscal year 2027, we will be required to comply with the EUDR for a limited subset of our wood fibre-based products (primarily paper being imported into the EU). We will continue our efforts to convert wood fibre-based materials used in our products outside of the European Union to FSC® and PEFC inputs, as well as within the European Union for wood fibre-based products outside the scope of the EUDR. We are also continuing to engage our third-party suppliers to materially expand their use of responsibly forested paper for the products that they customize on our behalf.
•Plastics transition: We are committed to ensuring that the plastic products most material to our financial performance are made from materials with lower environmental impacts and higher resilience to potential regulation due to impacts on the environment and human health. We will continue our focus on transitioning away from the use of PVC and polystyrene in our plastic product portfolio (largely banners, rigid signs and decals). We have made important progress toward this goal, including the test and launch of multiple alternative products, and we continue to focus on implementing marketing and merchandising approaches designed to maximize customer adoption of these new materials across all of our businesses.
•Packaging: We also remain focused on reducing the risk of forestry and plastic transition-related issues in our packaging. We have updated our targets to provide direction to our businesses on these issues, as well as ensure that we remain aligned with regulatory advancements and customer expectations.
•Fair labor practices: We require recruiting, retention, and other performance management related decisions to be made based solely on merit and organizational needs and considerations, such as an individual’s ability to perform their role with excellence and in alignment with the company’s strategic and operational objectives. We do not tolerate discrimination on any basis protected by human rights laws or anti-discrimination regulations, and we strive to do more in this regard than the law requires. We are committed to a work environment where team members are treated with respect and fairness, and have invested in education and awareness programs for team members to make further improvements in this area. We value individual differences, unique perspectives, and the distinct contributions that each of us can make to the company.
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
Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, trademarks, and contractual restrictions imposed on our employees and third parties, and control access to, and distribution of, our proprietary information. We have registered, or applied for the registration of, many U.S. and international domain names, trademarks, and copyrights. Additionally, we have filed U.S. and international patent applications for certain of our proprietary technology.
Seasonality
Our profitability has historically had seasonal fluctuations. Our second fiscal quarter, ending December 31, includes much of the holiday shopping season and has been our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, canvas prints, photobooks, and personalized gifts.
Human Capital
As of June 30, 2026, we had approximately 16,000 full-time and approximately 500 temporary employees worldwide.

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
Available Information
We make available, free of charge, through our investor relations website at ir.cimpress.com, the reports, proxy statements, amendments, and other materials we file with or furnish to the SEC as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. The SEC also maintains an
Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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
•our pricing and marketing strategies and those of our competitors
•variations in the demand for our products and services, including potential declines from pricing changes, whether generally or related to tariffs, import duties, surcharges, or other trade policies of the U.S. or other countries
•currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities
•our hedging activity
•the commencement or termination of agreements with our strategic partners, suppliers, and others
•our ability to manage our production, fulfillment, and support operations
•general economic conditions, including volatility or economic downturns in some or all of our markets
•expenses and charges related to our compensation arrangements with our executives and employees
•costs and charges resulting from pending or threatened litigation
•changes in our effective income tax rate or tax-related benefits or costs
•costs to acquire businesses or integrate our acquired businesses
•financing costs
•impairments of our tangible and intangible assets including goodwill
•the outcomes of our minority investments and joint ventures
Some of our expenses, such as building leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed. As a result, we sometimes have been, and may in the future be, unable or unwilling to adjust operating expenses to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period. Our operating results have, at times, fallen below the expectations of public market analysts and investors, which has led to declines in the price of our ordinary shares and may do so again in the future.

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

We are a global company with production facilities, offices, employees, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of ongoing risks and challenges that relate to our global operations, decentralization, and complexity including, among others:

•difficulty managing operations in, and communications among, multiple businesses, locations, and time zones
•challenges of ensuring speed, nimbleness, and entrepreneurialism in a large and complex organization
•risk of internal competition or brand cannibalization where multiple brands operate with overlapping offerings in the same geography
•difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, tariffs, and other costs
•our failure to maintain sufficient financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company
•the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business or impact the willingness of third parties to conduct business with us, protectionist laws that favor local businesses, and restrictions imposed by local labor laws
•the challenge of maintaining management's focus on our strategic and operational priorities and minimizing lower priority distractions
•disruptions caused by political and social instability and war that may occur in some countries
•exposure to corrupt business practices that may be common in some countries or in some sales channels and markets, such as bribery or the willful infringement of intellectual property rights
•difficulty repatriating cash from some countries
•changes in governmental trade policies, difficulty importing and exporting our products and supply chain materials across borders, and difficulty complying with customs regulations of countries where we produce and/or sell products
•increasing prices, disruptions or cessation of important components of our international supply chain
•failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property

The trade and tariff environment applicable for the United States and other countries relevant to our operations continues to evolve and remains highly unpredictable. The United States has announced and/or implemented, and could continue to announce and/or implement, new and/or increased tariffs, duties, fees, customs requirements, and other trade restrictions on goods imported into the United States, which has generated, and could continue to generate, various trade and tariff-related responses from other countries. The statutory basis, scope, amount, duration, exemptions, and exclusions applicable to tariffs and trade-related measures and related de minimis treatment, customs entry processes, and other rules may evolve and do so quickly, including as a result of legislation, executive action, trade agreements, administrative guidance, or litigation. In particular, duty-free de minimis treatment under 19 U.S.C. § 1321(a)(2)(C) for low-value commercial shipments that would otherwise be eligible for that treatment has been suspended for shipments not covered by 50 U.S.C. § 1702(b), and the $800 commercial de minimis exemption is separately scheduled to be eliminated by statute effective July 1, 2027. Any loss, limitation, or uncertainty regarding duty-free treatment, customs entry processes, or exclusions for informational materials could increase our costs, require changes to our supply chain, fulfillment, logistics, pricing, or surcharge practices, or reduce demand for affected products. We operate manufacturing facilities throughout the world, including one in Ontario, Canada that primarily services our VistaPrint business, and others in Mexico, the United States, Australia, Brazil and throughout Europe. If the United States, whether based on statutes or through trade agreements, imposes and enforces significant tariffs or other trade-related measures applicable to imports from Canada, Mexico, China or any of the other countries in which we manufacture our products and/or source materials for any meaningful period, we would incur increased costs in operating our business and our financial results could be materially and adversely affected. Furthermore, if other countries impose and enforce increased or additional tariffs or other trade-related measures for any meaningful period, our business could be materially and adversely affected. For example, the United States has recently imposed or announced tariffs applicable to imports from Canada and many other countries in which we manufacture products or source materials, as further discussed below in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These measures could increase our costs, require changes to our supply chain, fulfillment, logistics, pricing, or surcharge practices, reduce demand for affected products, and materially and adversely affect our business and financial results. In addition to trade policy changes, changes to other U.S. or other countries' policies may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, regulatory environments, and inflation; and we cannot predict the impact, if any, on our business of these and future policy changes.

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

    We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Also, our hedging objectives may be targeted at improving our non-GAAP financial metrics, which could result in increased volatility in our GAAP results. Since some of our hedging activity addresses long-term exposures, such as our net investment in our subsidiaries, the gains or losses on those hedges could be recognized before the offsetting exposure materializes, potentially causing volatility in our cash or debt balances, and therefore our leverage.

Failure to protect our information systems and the confidential information of our customers, employees, and business partners against security breaches and thefts could damage our reputation and brands, subject us to litigation and enforcement actions, and substantially harm our business and results of operations.

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. We and third parties with which we share information have experienced, and will continue to experience, threats to and breaches of our and their data and systems, cyberattacks and other malicious activity, including physical and electronic break-ins, computer viruses, ransomware attacks, and phishing and other social engineering scams, among other threats. Security threats continue to evolve and become more sophisticated and more difficult to detect and defend against, including by the increased use of artificial intelligence, deepfakes, synthetic media, and other automation to enhance attacks, and our vulnerabilities may be heightened by our decentralized operating structure and many of our employees working remotely. Despite our efforts, a hacker or thief may defeat our security measures, or those of our third-party service providers, partners, or vendors, and obtain confidential or personal information, and we or the third party may not discover the security breach and theft of information or accurately assess its scope, business impact, or materiality for a significant period of time after the breach occurs or at all. We may need to significantly increase the resources we expend to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise, breach or failure of our information systems or the information systems of third parties with which we share information could result in, among other things:

•interruptions in our operations

•misuse of our and our customers' and employees' confidential or personal information
•failure to comply with legal and industry privacy, cybersecurity, or incident reporting regulations and standards
•exposure to losses, costs, litigation, enforcement actions, and other liability
•damage to our reputation and brands
•loss of revenue and profits and other negative financial results to the extent existing and potential customers believe that their personal and payment information may not be safe with us or those third parties

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer, data protection, cybersecurity, online tracking, targeted advertising, and the use of AI and machine learning, including possible limitations on our ability to use customer data. Complying with these varying and changing requirements is challenging, especially for our smaller, more thinly staffed businesses, and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

Inability to attract new and repeat customers in a cost-effective manner has harmed, and may in the future harm, our business and results of operations.
Our various businesses rely on a variety of marketing methods to attract new and repeat customers. These methods include promoting our products and services through paid channels such as online search, display, and television, as well as leveraging our owned and operated channels such as email, direct mail, our social media accounts, telesales, and SMS messaging. When the costs of these channels significantly increase or the effectiveness of these channels significantly declines, such as from changes to algorithms or targeting rules and/or from shifts in consumer behavior in online search and shopping related to AI-based discovery tools and chatbots, which we have experienced in the past and may experience in the future, our ability to efficiently attract new and repeat customers is reduced, our revenue and net income decline, and our business and results of operations are harmed.
Shifts in online search behavior, including the rise of generative and agentic AI tools and technologies, may negatively impact customer traffic and acquisition efficiency and conversion rates, which could materially harm our business, results of operations, and financial condition.

Consumers are increasingly relying on generative and agentic AI tools and technologies, such as conversational search engines, autonomous shopping assistants, and AI-powered product recommendations, to discover, compare, and purchase products and services. These tools and technologies represent a shift away from traditional search engine behavior and direct website visits, which have historically driven a significant portion of our customer traffic and conversion activity. As these tools and technologies become more prevalent and integrated into consumers’ browsing and purchasing workflows, we may experience a decline in visibility within digital ecosystems we do not directly control. This could include, among other things, lower rankings in AI-generated product summaries, reduced referral traffic from major platforms, or increased reliance on third-party interfaces that prioritize competing offerings. These changes could adversely affect our customer acquisition cost, conversion rates, and overall brand control. Furthermore, our ability to adapt to new search paradigms may be limited by technology constraints, data availability, or platform interoperability, especially if generative and agentic AI search providers restrict access to their ecosystems or favor end-to-end platforms that control the full customer journey. Failure to effectively navigate this shift could materially harm our business, results of operations, and financial condition.
Seasonal fluctuations in our business place a strain on our operations and resources.
Our profitability has historically been highly seasonal. Our second fiscal quarter, which ends on December 31, includes the majority of the holiday shopping season and typically accounts for a disproportionately high portion of earnings for the year for us overall and within certain business units, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. Lower than expected sales during the second quarter, which we have experienced in the past and may experience in the future, have a disproportionately large impact on our operating results and financial condition for the full fiscal year. Likewise, an inability of our manufacturing and other operations to keep up with the high volume of orders during our second fiscal quarter or other inefficiencies in our production or disruptions of our supply chains during the quarter, resulting in higher than expected costs, which we have experienced in the past and may experience in the future, have a disproportionately large impact on our earnings results and financial condition for the full fiscal year, as well as delays in order fulfillment and delivery and other disruptions, which negatively impact our ability to attract repeat customers, our reputation, and our future financial results.

Our businesses face risks related to interruption of operations and lack of redundancy.

Our businesses' production facilities, websites, infrastructure, supply chain, customer service centers, and operations are vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because our businesses are dependent in part on third parties for certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Our suppliers, service providers (including shipping and logistics providers), third-party fulfillers, business partners, and customers face similar vulnerabilities to interruptions. Some of the events that could cause interruptions in our businesses' systems and operations, and those of our suppliers, service providers, third-party fulfillers, business partners, and customers, are the following, among others:

•fire, natural disaster, or extreme weather, which could be exacerbated by climate change
•ransomware, attacks on external websites or internal networks by hackers or other malicious parties, and other cyber security attacks
•labor strike, work stoppage, labor disruption or other workforce issues
•political instability, civil unrest, or acts of terrorism or war
•power loss or telecommunication failure
•outages, degradations, price increases, cyber incidents, financial distress, or other failures of third-party technology, payment, logistics, cloud, production, fulfillment, or other service providers
•inadequate capacity in systems and infrastructure to cope with periods of high volume and demand
•lack of affordable materials available to manufacture our supplies or products
•pandemic or other public health crisis

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
We may not be successful in advancing the use of AI, which involves significant risks, and competitors may develop new or better products using AI that take market share, which could adversely affect our business, brand perception, or financial results.

We use AI, including generative AI and third-party AI tools and models, in many parts of our value chain. There can be no assurance that we will be successful in using AI to enhance our products or services or otherwise benefit our business, including our efficiency or profitability, and there are significant risks involved in developing and deploying AI. For example, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. New laws, rules, directives, and regulations governing the use of AI, new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications could also adversely affect our business, brand perception, or financial results. In addition, statements we make about our use of AI, AI capabilities, strategy, benefits, limitations, or risks may be subject to regulatory, investor, customer, or other scrutiny, and any such statements that are, or are perceived as, inaccurate, inconsistent with our actual practices, or overstated could lead to reputational harm, litigation, enforcement action, or other liability. Further, we face competition from other companies that are developing their own AI products and technologies that may have a negative impact on our value chain, including in the areas of design services and content creation. These AI-enabled products and technologies are evolving quickly, can influence customer behavior and preferences, and may allow other companies to become more efficient than us and/or to more effectively acquire and retain customers. In addition, AI tools are rapidly shifting consumer behavior in online search and shopping, particularly relative to traditional search engines, which may require rapid strategic and technical adaptations and investments, including further standardizing and optimizing our data structures, all of which could increase our costs or otherwise adversely affect our business or financial results. Moreover, the pace of innovation in AI and developments related to its use, together with the breadth of its potential applications to our industry, make it impossible to identify or predict all of the risks related to using AI or all of the AI-related risks to our business.
Failure to meet our customers' price or other expectations adversely affects our business and results of operations.

Demand for our products and services is sensitive to customers' expectations, particularly as to price for almost all of our businesses, and past changes in our pricing strategies had a significant impact on customer and order volume in some regions, which in turn adversely affected our revenue, profitability, and results of operations. Many factors impact our pricing and marketing strategies, including our infrastructure and operating expenses, the costs of raw materials, our competitors' pricing and marketing strategies, and the effects of inflation. We may not be able to mitigate increases in our costs by increasing the prices of our products and services. More recently, customer expectations have evolved as to shipping speeds, as well as speed and creative control from rapid developments in digital design tools. Failure to meet our customers' price or other expectations in the future would adversely affect our future business and results of operations.

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

An acquisition, minority investment, or joint venture may fail to achieve our goals and expectations and may have a negative impact on our business and financial results in a number of ways including the following:

•They may not perform or fit with our strategy as well as we expected, and we may not realize anticipated synergies, returns on capital, free cash flow benefits, or other strategic benefits.
•They can be costly and can result in increased expenses including impairments of goodwill and intangible assets if financial goals are not achieved, assumptions of contingent or unanticipated liabilities, amortization of certain acquired assets, and increased tax costs. In addition, we may overpay for acquired businesses.
•Managing them may be more expensive or may require more resources than we expected. In addition, continuing to devote resources to a struggling business can take resources away from other investment areas and priorities.
•We may not be able to retain their customers and key employees. In particular, it can be challenging to motivate the founders who built a business to continue to lead the business after they sell it to us.

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

    We are subject to a variety of safety, health and environmental (SHE) laws and regulations across the jurisdictions in which we operate. SHE laws and regulations frequently change and evolve, including the addition of new SHE regulations, especially with respect to climate change. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination, and employee health and safety. We use regulated substances such as inks and solvents, and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing or new SHE requirements, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as for claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

Complying with existing SHE laws and regulations is costly, and we expect our costs to significantly increase as new SHE requirements are added and existing requirements become more stringent. In some cases we pursue self-imposed socially responsible policies that are more stringent than required by laws and regulations, for instance in the areas of worker safety, team member social benefits, and environmental protection such as carbon reduction initiatives. The costs of this added SHE effort are often substantial and could grow over time.

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

We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our intellectual property, but these measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to copy or use technology or information that we consider proprietary. There can be no guarantee that any of our pending patent applications or continuation patent applications will be granted, and from time to time we face infringement, invalidity, intellectual property ownership, or similar claims brought by third parties with respect to our patents. In addition, despite our trademark registrations throughout the world, our competitors or other entities may adopt names, marks, or domain names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Enforcing our intellectual property rights can be extremely costly, and a failure to protect or enforce these rights could damage our reputation and brands and substantially harm our business and financial results.
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

Because most of our businesses primarily depend on the Internet for our sales, laws specifically governing the Internet, e-commerce, and email marketing may have a greater impact on our operations than other more traditional businesses. In particular, laws covering pricing, customs, privacy, consumer protection, or commercial email may impede the growth of e-commerce and our ability to compete with traditional “brick and mortar” retailers. Unfavorable changes in, interpretations of, or developments with respect to, these types of laws or related or similar government regulation could substantially harm our business and financial results.

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

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies and the mass customization market continues to change as new e-commerce businesses are introduced, established e-commerce businesses enter the mass customization and print markets, and traditional “brick and mortar” businesses establish an online presence. We also face competition from companies in the design space, including those with AI-enabled design capabilities, some of which may be more established, experienced, or innovative than we are. Some of our current and potential competitors may have advantages over us, including longer operating histories, greater brand recognition or loyalty, broader customer reach, more focus on a given subset of our business, significantly greater financial, marketing, and other resources, production in lower-cost countries, speed of execution, or willingness to operate at a loss while building market share. Competition may result in price pressure, increased advertising expense, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results.

A major economic downturn or inflation could negatively affect our business and financial results.

If some or all of our markets enter a recession or other sustained economic downturn, demand for our products and services could be negatively impacted. An economic downturn could result in potential customers, especially small and medium-sized businesses, not being able to afford our products and, for example, instead relying more on free social media channels to market themselves instead of the products and services we offer. If demand for our products and services decreases, our business and financial results could be harmed. In addition, we experienced material cost increases in recent years that caused volatility in our financial performance. Although many costs have since stabilized or come down, we cannot predict whether costs will increase in the future or by how much, or whether we can successfully offset such cost increases through pricing, and if our costs rise again there could be further impacts to our financial results.

Meeting our ESG goals will be costly, and our ESG policies and positions could expose us to reputational harm.

We face risks arising from the increased focus by our customers, investors, regulators, and others on environmental, social, and governance criteria, including with respect to climate change, labor practices, the diversity of our management and directors, and the composition of our Board. Meeting the ESG goals will require significant resources and expenditures, and we may face pressure to make commitments, establish additional goals, and take actions to meet them beyond our current plans. If customers, potential customers, regulators, or other influential groups or individuals are dissatisfied with our ESG goals or our progress toward meeting them, or our positions on ESG issues, then they may choose not to buy our products and services, or to otherwise target us negatively, which could lead to reduced revenue, and our reputation could be harmed.

Risks Related to Our Corporate and Capital Structures

Our credit facility and the indentures that govern our notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility that governs our term loan and revolving credit and the indenture that governs our 7.375% Senior Notes due 2032, which we collectively refer to as our debt documents, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit how we conduct our business, execute our strategy, compete effectively, or take advantage of new business opportunities, including restrictions on our ability to:

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

As of June 30, 2026, our total debt was $1,636.4 million. Our level of debt could have important consequences, including the following, among others:

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2026, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $7.4 million over the next 12 months, not including any yield from our cash and marketable securities.
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

Changes in tax laws, treaties or regulations, or their interpretation, of any country in which we operate have had in the past, and may have in the future, a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance, or otherwise adversely affecting our financial condition, results of operations, and cash flows. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. Furthermore, U.S. federal lawmakers have made, and may in the future make changes to U.S. tax law, regulations, treaties and policies. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. In addition, the application of sales, value added, or other consumption taxes to e-commerce businesses, such as Cimpress, is a complex and evolving issue. When and if a government entity claims that we should have been collecting such taxes on the sale of our products in a jurisdiction where we have not been doing so, we have incurred, and may in the future incur, substantial tax liabilities for past sales.

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

We believe that we were not a PFIC for the tax year ended June 30, 2026 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States taxation under the controlled foreign corporation rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under United States federal income taxation rules relating to certain non-U.S. corporations that are considered a controlled foreign corporation, or "CFC." In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power or value of a non-U.S. corporation, or "10% U.S. Shareholder," and if such non-U.S. corporation is a CFC, then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's Subpart F income, even if the Subpart F income is not distributed. Subpart F income consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services, and personal property sales. In addition, a 10% U.S. Shareholder's pro rata share of other income of a CFC, even if not distributed, might also need to be included in a 10% U.S. Shareholder’s gross income for United States federal income tax (and possibly state income tax) purposes under the Net CFC Tested Income, or "NCTI," provisions of the U.S. tax law. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation.

The rules for determining ownership for purposes of determining 10% U.S. Shareholder and CFC status are complicated, depend on the particular facts relating to each investor, and are not necessarily the same as the rules for determining beneficial ownership for SEC reporting purposes. For taxable years in which we are a CFC, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of our Subpart F income, even if the Subpart F income is not distributed by us, and might also be required to include its pro rata share of other income of ours, even if not distributed by us, under the NCTI provisions of the U.S. tax law. We currently do not believe we are a CFC. However, whether we are treated as a CFC can be affected by, among other things, facts as to our share ownership that may change. Accordingly, we cannot be certain that we will not be treated as a CFC in future years.

The risk of being subject to increased taxation as a CFC may deter our current shareholders from acquiring additional ordinary shares or new shareholders from establishing a position in our ordinary shares. Either of these scenarios could impact the demand for, and value of, our ordinary shares.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

We have policies, procedures, and processes for assessing, identifying, and managing cybersecurity risks, which are defined and managed by Cimpress' central security and privacy team and are designed to help protect our information assets and operations from internal and external cyber threats and secure our networks and systems. Our cybersecurity processes include procedural and technical safeguards, response plans, regular vulnerability and penetration tests on our systems, incident simulations, and routine reviews of our policies and procedures to identify risks and improve our practices. Our cybersecurity incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to assess the severity of, escalate, contain, investigate, and remediate incidents as well as to comply with applicable legal obligations. We have security policies that apply to all employees worldwide, and we conduct annual employee training on data protection, cybersecurity, and incident prevention, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use, mobile security, and AI.

In addition to our internal penetration testing and vulnerability management program, we engage an external party to simulate attacks on our systems to test our defenses and response. We also use a third-party vendor risk assessment platform to score vendors' cybersecurity vulnerabilities and provide suggested mitigations.

The Audit Committee of our Board of Directors oversees cybersecurity risk and receives regular updates from our Vice President and Chief Security and Privacy Officer on these risks, risk management activities, incident response plans, best practices, the effectiveness of our security measures, and other related matters. Our Vice President and Chief Security and Privacy Officer, who reports to our Chief Technology Officer, leads our central security and privacy team, which works in partnership with each of our businesses and the corporate center to measure security maturity and risk and provides managed security services in a way that allows each business to address their unique challenges and become more efficient in using their resources. We have processes and policies for the escalation of cybersecurity incidents to the central security team, evaluation of the materiality of the incidents, and coordination of our response as needed across businesses and operations. Our Chief Security and Privacy Officer has more than 20 years of privacy and data security experience, including a series of roles in Cimpress over the last 15 years, the last four and a half years of which have been spent leading the central security and privacy team.

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

•A 115,000 square foot facility located in Bad Vöslau, Austria that was added as part of an acquisition in fiscal year 2026 and primarily services our PrintBrothers businesses.
•A 97,000 square foot facility located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2026, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
VistaPrint	699,324	Technology development, marketing, customer service, manufacturing, and administrative	September 2026 - January 2036
PrintBrothers	748,299	Technology development, marketing, customer service, manufacturing, and administrative	December 2026 - March 2046
The Print Group	681,075	Technology development, marketing, customer service, manufacturing, and administrative	December 2026 - June 2034
National Pen	736,467	Marketing, customer service, manufacturing, and administrative	April 2027 - December 2037
All Other Businesses	565,359	Technology development, marketing, customer service, manufacturing, and administrative	November 2026 - June 2035
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
Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress plc are traded on the Nasdaq Global Select Market (the "Nasdaq") under the symbol “CMPR.” As of July 31, 2026, there were six holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends and Repurchases
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
On March 25, 2026, our Board authorized the repurchase, from time to time, with no expiration date, of up to $200 million aggregate purchase price (excluding any fees, commissions, or other expenses of such purchases) of Cimpress' issued and outstanding ordinary shares on the open market, through privately negotiated transactions, or in one or more self-tender offers. The Board’s authorization does not necessarily mean that we will repurchase the full dollar amount authorized. Share repurchases remain subject to Cimpress’ net leverage and capital allocation priorities and may be suspended or discontinued at any time.

We did not repurchase any of our ordinary shares during the three months ended June 30, 2026 under the program described above.

Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress plc ordinary shares relative to the cumulative total returns of the Nasdaq Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2021 and the relative performance of each investment is tracked through June 30, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress plc, the Nasdaq Composite Index
and the RDG Internet Composite Index

	2021	2022	2023	2024	2025	2026
Cimpress plc	$100.00	$35.88	$54.87	$80.81	$43.35	$93.81
Nasdaq Composite	100.00	76.57	96.59	125.19	144.81	187.50
RDG Internet Composite	100.00	63.23	70.03	94.91	109.31	117.87
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
Executive Overview
Cimpress helps millions of businesses build brands, stand out, and grow via customized physical marketing products and branded merchandise. Cimpress is the global leader in web-to-print mass customization, delivering high-quality, affordable custom products quickly and conveniently—even in low quantities. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy that seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
As of June 30, 2026, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: VistaPrint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. For purposes of measuring and reporting our segment financial performance, we made updates to our previously implemented methodology for inter-segment transactions during the first quarter of fiscal 2026. These transactions occur when one Cimpress business buys from or sells to another Cimpress business. Under the updated methodology, a merchant business (the buyer) is cross charged the variable cost of fulfillment that includes labor, materials and shipping costs, which excludes the previously included overhead allocation. We also updated our internal organizational structure, which included the transfer of two teams from our VistaPrint reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes have no impact on our consolidated financial results. Refer to Note 15 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.

Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, net income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the year ended June 30, 2026 as compared to the year ended June 30, 2025 follows:
Fiscal Year 2026
•Revenue increased by 10% to $3,736.6 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 4%.
•Operating income increased by $24.8 million to $251.0 million.
•Net income increased by $84.3 million to $97.1 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $25.3 million to $458.5 million.
•Diluted net income per share attributable to Cimpress plc increased by $3.21 to $3.79.
•Cash provided by operating activities decreased by $14.4 million to $283.7 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $25.6 million to $122.4 million.
For the year ended June 30, 2026, the increase in reported consolidated revenue was driven by external revenue growth across all of our reportable segments, as well as currency benefits and the addition of revenue from recent tuck-in acquisitions in our PrintBrothers and The Print Group reportable segments. The largest contributor of the organic constant-currency revenue growth was our VistaPrint business, driven by growth across all regions. Revenue growth continued to be strong across our assortment of elevated products.
The increase to operating income of $24.8 million during the year ended June 30, 2026, was primarily driven by organic gross profit growth due to the revenue growth discussed above, cost improvements, and benefits from currency. Gross profit grew despite $13.8 million of additional costs from investments in the expansion of our North America production network that include start-up costs, the reversal of Canadian duty drawback receivables of $4.7 million following unfavorable trade rulings, and inventory write downs of $1.8 million, partially offset by the benefit from U.S. tariff refunds of $6.9 million that were recognized during the fourth quarter of the current fiscal year. This gross profit growth was partially offset by increases in advertising costs and operating expenses during the year ended June 30, 2026.
Net income increased $84.3 million during the year ended June 30, 2026, as compared to the prior fiscal year. The net income increase was driven by the operating income growth described above, as well as higher unrealized hedging gains and lower interest and income tax expenses.
Adjusted EBITDA increased by $25.3 million during the year ended June 30, 2026, for similar reasons as the increase in operating income as described above, as well as $10.1 million in year-over-year currency benefits. Tuck-in acquisitions within the PrintBrothers and The Print Group reportable segments contributed $1.4 million to adjusted EBITDA, net of transaction-related costs, for the year ended June 30, 2026.
During the year ended June 30, 2026, cash from operations decreased $14.4 million year over year, driven by an increase in cash tax payments of $25.4 million, as well as a less favorable change in net working capital year over year that was influenced by increases in inventory and timing items, and an increase in restructuring payments of $5.2 million. These items were partially offset by the net income increase described above.
Adjusted free cash flow decreased by $25.6 million for the year ended June 30, 2026, primarily driven by the decrease in cash flow from operations as described above. Adjusted free cash flow was also impacted by a $11.2 million increase in capital expenditures mainly driven by the expansion of our North America production network, and a $3.0 million increase in capitalized software and website development costs, primarily driven by investments in our mass customization platform and related technology enhancements.
Refer to the "Additional Non-GAAP Financial Measures" section of Management's Discussion and Analysis for the reconciliation of our non-GAAP financial measures.

U.S. Tariffs
The U.S. tariff environment remains volatile. Cimpress businesses operate in the U.S., and we maintain fulfillment operations for U.S. customers in multiple locations across the U.S., Canada, and Mexico. On February 20, 2026, the U.S. Supreme Court invalidated using the International Emergency Economic Powers Act (IEEPA) as a basis to impose the broad tariffs that had been in place since May 2025. Following this ruling, the IEEPA-based invalidated duties were replaced, effective February 24, 2026, with a 10% global tariff under Section 122 of the Trade Act of 1974. By statute, this Section 122 surcharge expired on July 24, 2026. On July 24, 2026, the U.S. government implemented broad-based Section 301 tariffs of 10% to 12.5% that replaced the 10% global rate that expired the same day. Also, a 50% tariff on certain Canadian goods under Section 338 was announced to take effect on August 19, 2026. Our initial assessment is that these would affect a small portion of products fulfilled in Canada for U.S. customers, and we are actively operationalizing supply chain and fulfillment adjustments to mitigate a substantial portion of any prospective cost impact.
The primary impact of tariffs on Cimpress continues to be for promotional products that we source from China and several other countries. To date, we have continued to minimize most impacts through supply chain optimization and pricing changes.
Following the invalidation of the IEEPA-based tariffs, the U.S. Court of International Trade ordered the U.S. government to establish a process for refunding these invalidated duties. As the importer of record for various impacted goods, we submitted refund requests through the U.S. Customs portal for most eligible Phase 1 IEEPA tariffs paid, and the majority of our requests have been accepted. During the fourth quarter of fiscal year 2026, we recognized a benefit within cost of revenue in the amount of $6.9 million, which included all submitted and accepted Phase 1 IEEPA tariff refunds. We are pursuing all available avenues for reimbursement for additional claims outside of the Phase 1 application process. On June 29, 2026, the Phase 2 application process opened and we have filed for approximately $10 million in refunds. We have not recognized any benefit for Phase 2 refund claims, since the acceptance and timing of the recovery of those claims remain uncertain.
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
Total revenue and revenue growth by reportable segment for the years ended June 30, 2026, 2025, and 2024 are shown in the following tables. The revenue by reportable segment includes inter-segment transactions, which is when one Cimpress business chooses to buy from or sell to another Cimpress business that is part of a different reportable segment. These transactions are eliminated in the inter-segment elimination line in the tables below.

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2026	2025 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
VistaPrint	$1,934,492	$1,824,546	6%	(2)%	4%	—%	4%
PrintBrothers	823,155	669,187	23%	(8)%	15%	(8)%	7%
The Print Group	445,628	379,273	17%	(7)%	10%	(3)%	7%
National Pen	446,797	407,238	10%	(4)%	6%	—%	6%
All Other Businesses	258,130	227,875	13%	(1)%	12%	—%	12%
Inter-segment eliminations	(171,559)	(105,040)
Total revenue	$3,736,643	$3,403,079	10%	(4)%	6%	(2)%	4%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2025 (1)	2024 (1)	% Change	(Favorable)/Unfavorable	Revenue Growth (2)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (3)
VistaPrint	$1,824,546	$1,742,663	5%	—%	5%	—%	5%
PrintBrothers	669,187	639,604	5%	(1)%	4%	—%	4%
The Print Group	379,273	355,046	7%	(1)%	6%	—%	6%
National Pen	407,238	389,517	5%	(1)%	4%	—%	4%
All Other Businesses	227,875	216,720	5%	2%	7%	—%	7%
Inter-segment eliminations	(105,040)	(51,694)
Total revenue	$3,403,079	$3,291,856	3%	—%	3%	—%	3%
_______________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 15 of the accompanying consolidated financial statements for additional details.
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
For the year ended June 30, 2026, the reported revenue growth of $333.6 million was primarily driven by revenue growth in our VistaPrint and PrintBrothers reportable segments. Revenue was positively impacted by $126.2 million from currency exchange rate fluctuations, and $68.3 million from the addition of revenue from recently acquired businesses as compared to the prior fiscal year. Excluding the effect of changes in currency exchange rates, acquisitions, and inter-segment revenue, the largest increase in revenue was from our VistaPrint business with an increase of $69.1 million for the year ended June 30, 2026. VistaPrint revenue was higher year over year across all regions, with strong growth in elevated products. Our PrintBrothers reportable segment also contributed $38.4 million of increased revenue for the year ended June 30, 2026, excluding the effect of changes in currency exchange rates, acquisitions, and inter-segment revenue, partly driven by new customer and order volume growth.
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

In thousands	Year Ended June 30,
	2026	2025	2024
Cost of revenue	$2,006,941	$1,785,635	$1,695,062
% of revenue	53.7%	52.5%	51.5%
For the year ended June 30, 2026, year-over-year cost of revenue increased by $221.3 million and included $78.8 million of impact from currency exchange rate fluctuations. The increase in cost of revenue includes higher third-party fulfillment costs of $66.7 million, higher internal manufacturing costs of $47.1 million, and higher shipping costs of $19.8 million primarily driven by volume-related increases and product mix shifts, as well as start-up costs from the expansion of our North American production network as described above. Cost of revenue was also impacted by costs from our recent tuck-in acquisitions of $41.9 million, the write off of Canadian duty drawback receivables of $4.7 million that are no longer collectible due to a recent change in customs rulings in our VistaPrint business, inventory write downs of $1.8 million, and tariff-related cost increases in the U.S., which were more pronounced during the first half of the fiscal year and have largely been offset by price increases.
These increases were partially offset by a tariff refund benefit of $6.9 million related to accepted Phase 1 IEEPA tariffs that were recognized during the fourth quarter of fiscal year 2026. We have not recognized any benefit for Phase 2 refund IEEPA tariff claims, since the acceptance and timing of the recovery of those claims remain uncertain, however we have submitted approximately $10 million in claims.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2026	2025	2024
Technology and development expense	$352,536	$334,035	$321,968
% of revenue	9.4%	9.8%	9.8%
Marketing and selling expense	$870,773	$814,018	$789,872
% of revenue	23.3%	23.9%	24.0%
General and administrative expense	$235,315	$218,531	$205,737
% of revenue	6.3%	6.4%	6.2%
Amortization of acquired intangible assets	$13,792	$19,062	$31,443
% of revenue	0.4%	0.6%	1.0%
Restructuring expense (1)	$6,261	$5,528	$423
% of revenue	0.2%	0.2%	0.0%
_______________
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
For the year ended June 30, 2026, year-over-year technology and development expense increased by $18.5 million primarily driven by higher year-over-year cash compensation costs of $8.1 million due in part by our annual merit cycle and to a lesser extent the addition of cash compensation costs from our recently acquired businesses. Third-party technology costs increased $7.1 million, primarily driven by growth in business volume. Amortization of capitalized software increased year over year by $3.4 million due to continued investment in technology capabilities across many of our businesses.
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
For the year ended June 30, 2026, year-over-year marketing and selling expenses increased by $56.8 million partly due to higher year-over-year advertising spend of $21.4 million largely due to volume-driven increases, as well as targeted advertising investments in certain businesses. Despite those increases, advertising expense as a percentage of revenue was lower year over year. In addition, the marketing and selling expense increases reflected higher cash compensation costs of $16.4 million driven in part by our annual merit cycle and targeted areas of hiring that are driven in part by volume-related increases in our customer service operations, and the addition of $7.7 million of cash compensation costs from our recently acquired businesses.

General and administrative expense
General and administrative expense primarily consists of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the year ended June 30, 2026, year-over-year general and administrative expenses increased by $16.8 million driven by higher year-over-year cash compensation costs of $10.2 million due in part from our annual merit cycle, and the addition of $3.1 million of cash compensation costs from our recently acquired businesses. Professional service fees increased $5.9 million, driven in part by acquisition-related transaction costs of $1.8 million. These increases were partially offset by lower long-term incentive cash compensation costs of $1.2 million due to changes in the estimated payout for certain businesses. Two discrete items also impacted the increase year over year: a benefit from the non-recurrence of a $2.9 million charge recognized in fiscal year 2025 for a land duty tax that we continue to contest in Australia related to our 2019 redomiciliation to Ireland, and a partially offsetting $2.7 million of sales tax reserves recognized in fiscal year 2026.
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
The following table summarizes the components of other income (expense), net:

In thousands	Year Ended June 30,
	2026	2025	2024
Gains (losses) on derivatives not designated as hedging instruments	$21,935	$(35,027)	$3,915
Currency-related (losses) gains, net	(12,935)	21,090	(2,818)
Other gains	2,340	355	486
Total other income (expense), net	$11,340	$(13,582)	$1,583
The year-over-year changes in other income (expense), net were primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and GBP contracts are the most significant exposures that we economically hedge. For fiscal year 2026, increases in unrealized gains on derivatives not designated as hedging instruments were offset in part by $10.2 million of higher realized losses recognized during the current fiscal year. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
For the year ended June 30, 2026, the year-over-year interest expense, net decreased $9.5 million primarily due to a lower weighted-average interest rate (net of interest rate swaps) on our senior secured term loan partly from our repricing action in December 2024 that reduced the credit spread on our outstanding debt, as well as year over year reductions in our benchmark rate, term SOFR.

Income tax expense

In thousands	Year Ended June 30,
	2026	2025	2024
Income tax expense (benefit)	$55,778	$84,107	$(49,362)
Effective tax rate	36.5%	86.7%	(38.4)%
For the year ended June 30, 2026, income tax expense decreased compared to the prior fiscal year primarily due to expense recognized in fiscal year 2025 driven by an increase in the Swiss valuation allowance. Additionally, we had reduced losses year-over-year in certain jurisdictions for which we cannot recognize a tax benefit that also contributed to the decreased effective tax rate.
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
For purposes of measuring and reporting our segment financial performance, we made updates to our previously implemented methodology for inter-segment transactions during the first quarter of fiscal year 2026. These transactions are when one Cimpress business chooses to buy from or sell to another Cimpress business in another reportable segment. We also updated our internal organizational structure, which included the transfer of two teams from our VistaPrint reportable segment into our central functions. We have recast the prior periods presented for segment revenue and segment EBITDA for both changes to ensure comparability with the current fiscal year. These changes have no impact on our consolidated financial results. Refer to Note 15 in our accompanying consolidated financial statements for additional details.
VistaPrint

In thousands	Year Ended June 30,
	2026	2025 (1)	2024 (1)	2026 vs. 2025	2025 vs. 2024
Reported Revenue	$1,934,492	$1,824,546	$1,742,663	6%	5%
Segment EBITDA	392,593	367,514	359,002	7%	2%
% of revenue	20%	20%	21%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions and organizational changes that transferred two teams to our central functions. Refer to Note 15 of the accompanying consolidated financial statements for additional details.
Segment Revenue
VistaPrint's reported revenue growth for the year ended June 30, 2026 was 6%, and was positively affected by currency exchange rate fluctuation of 2%, resulting in constant-currency revenue growth of 4%. For the year ended June 30, 2026, VistaPrint had strong growth in elevated products, partially offset by a year-over-year decline of 2% in business card and stationery products. Geographically, all regions drove revenue growth.
Segment Profitability
VistaPrint's segment EBITDA for the year ended June 30, 2026, increased by $25.1 million, primarily due to gross profit growth of $54.1 million, despite the weight of increased investment in our North America manufacturing operations of $11.2 million and the write off of Canadian duty drawback receivables of $4.7 million. Gross profit benefited from $3.8 million of U.S. tariff refunds. Partially offsetting the gross profit growth was an increase in advertising spend of $12.3 million, that was primarily related to an increase in performance advertising spend, which as a percentage of revenue was lower versus the prior fiscal year. In addition, operating expenses increased by $16.6 million, driven primarily by compensation increases from our annual merit cycle and volume-based operating costs. For the year ended June 30, 2026, fluctuations in currency exchange rates benefited segment EBITDA year over year by $7.5 million.
PrintBrothers

In thousands	Year Ended June 30,
	2026	2025 (1)	2024 (1)	2026 vs. 2025	2025 vs. 2024
Reported Revenue	$823,155	$669,187	$639,604	23%	5%
Segment EBITDA	100,642	83,515	91,656	21%	(9)%
% of revenue	12%	12%	14%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 15 of the accompanying consolidated financial statements for additional details.
Segment Revenue
PrintBrothers' reported revenue growth for the year ended June 30, 2026 was positively affected by currency exchange rate fluctuation of 8%, and tuck-in acquisitions by 8%, resulting in organic constant-currency revenue growth of 7%. Organic constant-currency revenue growth was driven primarily by customer and order volume growth across the businesses.
Segment Profitability
PrintBrothers' segment EBITDA for the year ended June 30, 2026 increased $17.1 million, partly due to positive year-over-year impacts from currency exchange fluctuation of $6.8 million and segment EBITDA contributions from recent acquisitions of $1.1 million, net of transaction related costs. Excluding the effect of currency and recent acquisitions, segment EBITDA was positively impacted by organic gross profit growth of $11.3 million, which was driven by the revenue growth described above, offset in part by an increase in operating expenses of $3.5 million, driven by technology investments and compensation increases from our annual merit cycle.
The Print Group

In thousands	Year Ended June 30,
	2026	2025 (1)	2024 (1)	2026 vs. 2025	2025 vs. 2024
Reported Revenue	$445,628	$379,273	$355,046	17%	7%
Segment EBITDA	85,841	72,449	66,747	18%	9%
% of revenue	19%	19%	19%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 15 of the accompanying consolidated financial statements for additional details.
Segment Revenue
The Print Group's reported revenue growth for the year ended June 30, 2026 was positively affected by currency exchange rate fluctuation of 7%, and a tuck-in acquisition which positively impacted revenue growth by 3%, resulting in constant-currency revenue growth of 7%. Organic constant-currency revenue growth was primarily driven by increased fulfillment for other Cimpress businesses. External revenue growth was relatively flat year over year, as we continue to experience a shift to lower overall order values in certain product categories.
Segment Profitability
The Print Group's segment EBITDA increased $13.4 million during the year ended June 30, 2026, partly due to positive year-over-year impacts from currency exchange fluctuation of $5.5 million. Excluding the effect of currency, segment EBITDA was positively impacted by an increase in gross profit, driven by the revenue growth described above, as well as reduced startup costs related to Pixartprinting's U.S. facility that opened in fiscal year

2025. For the year ended June 30, 2026, these impacts were partially offset by an increase of $2.9 million in variable long-term incentive compensation expense, driven by changes in estimated payouts.
National Pen

In thousands	Year Ended June 30,
	2026	2025 (1)	2024 (1)	2026 vs. 2025	2025 vs. 2024
Reported Revenue	$446,797	$407,238	$389,517	10%	5%
Segment EBITDA	40,619	31,912	30,243	27%	6%
% of revenue	9%	8%	8%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 15 of the accompanying consolidated financial statements for additional details.
Segment Revenue
National Pen's reported revenue growth for the year ended June 30, 2026 was positively impacted by currency exchange rate fluctuation of 4%, resulting in constant-currency revenue growth of 6%, driven by growth in external revenue, mostly from growth within e-commerce and telesales channels, as well as an increase in fulfillment for other Cimpress businesses.
Segment Profitability
National Pen's segment EBITDA increased $8.7 million for the year ended June 30, 2026, and benefited from $3.1 million of U.S. tariff refunds, and a positive fluctuation in currency exchange rates of $2.3 million. Segment EBITDA growth was also supported by lower variable long-term incentive compensation expense of $5.3 million, driven by changes in estimated payouts, partially offset by $0.6 million of inventory write downs.
All Other Businesses
This segment includes BuildASign and Printi, a smaller business that is an online printing leader in Brazil.

In thousands	Year Ended June 30,
	2026	2025 (1)	2024 (1)	2026 vs. 2025	2025 vs. 2024
Reported Revenue	$258,130	$227,875	$216,720	13%	5%
Segment EBITDA	22,434	22,478	25,924	—%	(13)%
% of revenue	9%	10%	12%
_____________________
(1) The prior-year segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to Note 15 of the accompanying consolidated financial statements for additional details.
Segment Revenue
All Other Businesses' revenue growth for the year ended June 30, 2026 was positively impacted by currency exchange rate fluctuation of 1%, resulting in constant-currency revenue growth of 12%. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses as well as growth across home decor, signage and packaging categories. Our Printi business delivered improved constant-currency revenue growth versus the prior year.
Segment Profitability
For the year ended June 30, 2026, segment EBITDA was flat year-over-year, largely driven by the offsetting impacts of gross profit growth from the revenue growth described above, offset by higher variable long-term incentive compensation expense of $2.4 million, driven by changes in estimated payouts, $2.5 million of start-up costs from the expansion of our North American production network, and $1.2 million of inventory write downs. EBITDA was further reduced by fluctuation in currency exchange rates of $0.5 million.

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
During the year ended June 30, 2026, year-over-year central and corporate costs increased by $4.5 million, primarily due to compensation increases of $2.9 million from our annual merit cycle, as well as higher professional services fees of $2.0 million, and higher unallocated share-based compensation expense of $1.0 million, driven by fluctuations in the attainment levels year over year associated with the performance conditions of our performance share units. These items were partially offset by the non-recurrence of a $2.9 million charge recognized in the year ended June 30, 2025 for a land duty tax that we continue to contest in Australia related to our 2019 redomiciliation to Ireland.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2026	2025	2024
Net cash provided by operating activities	$283,706	$298,070	$350,722
Net cash used in investing activities	(195,563)	(140,757)	(54,614)
Net cash used in financing activities	(68,023)	(135,921)	(222,552)
The cash flows during the year ended June 30, 2026 related primarily to the following items:
Cash inflows:
•Net income of $97.1 million.
•Adjustments for non-cash items of $198.0 million primarily related to adjustments for depreciation and amortization of $151.8 million, share-based compensation costs of $61.4 million and deferred taxes of $4.6 million, offset in part by unrealized currency-related gains of $26.4 million.
•Net proceeds from borrowings of debt of $10.0 million, including the impact of the amended and restated senior secured credit agreement, offset by financing fees paid and our term loan amortization payments. Refer to Note 10 in the accompanying consolidated financial statements for additional details.
•Proceeds from the sale of assets of $6.0 million, primarily related to the recent sale of a production facility within our National Pen business, as well as the sale and replacement of smaller production equipment assets across several businesses.
•Proceeds from the exercise of options of $2.7 million.
•Net proceeds from sales and purchases of noncontrolling interests of $0.4 million, comprising proceeds of $24.8 million related to the sale of a minority 8.75% aggregate equity interest in each of the businesses within the PrintBrothers reportable segment, offset by $24.4 million in purchases of minority equity interests in various businesses within the same reportable segment. Refer to Notes 9 and 14 in the accompanying consolidated financial statements for additional details.
Cash outflows:
•Capital expenditures of $100.2 million, of which the majority is related to the purchase of manufacturing and automation equipment and expansion of our North American production network.
•Internal and external costs of $67.0 million for software and website development that we have capitalized.
•Purchases of our ordinary shares for $50.1 million.
•Business acquisitions, net of cash acquired of $32.4 million, which related to tuck-in acquisitions that were not material and are included in our PrintBrothers and The Print Group reportable segments.Refer to Note 7 in the accompanying consolidated financial statements for additional details.

•Payment of withholding taxes in connection with share awards of $19.3 million, primarily driven by the vesting of restricted and performance share units.
•Payments for finance lease arrangements of $11.7 million.
•Net working capital outflows of $11.4 million, primarily due to increases in inventory levels and prepaid expenses and other assets, offset in part by increases in accrued expenses.
Additional Liquidity and Capital Resources Information. At June 30, 2026, we had $248.9 million of cash and cash equivalents and $1,636.4 million of debt, excluding debt issuance costs and debt premiums and discounts. During the year ended June 30, 2026, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.
We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the year ended June 30, 2026, we purchased and retired 702,820 of our ordinary shares for $50.1 million. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
Subsequent Event. On July 2, 2026, we completed the acquisition of Saxoprint for €120 million, subject to a post-closing adjustment. We are actively pursuing a sale-leaseback of their manufacturing facility to reduce the net cash outlay for the acquisition, however, no definitive agreement has been executed at this time for the potential transaction. Refer to Note 20 in the accompanying consolidated financial statements for additional details.
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
Indefinitely Reinvested Earnings. As of June 30, 2026, a portion of our cash and cash equivalents were held by our subsidiaries. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at June 30, 2026 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$159,437	$30,401	$49,820	$29,932	$49,284
Purchase commitments	338,206	108,963	123,793	102,671	2,779
Senior secured credit facility and interest payments (2)	1,544,781	73,731	152,739	153,674	1,164,637
2032 Notes and interest payments	776,672	38,719	77,438	77,438	583,077
Other debt	14,154	7,472	2,261	1,102	3,319
Finance leases, net of subleases (1)	52,972	12,913	17,119	10,318	12,622
Total (3)	$2,886,222	$272,199	$423,170	$375,135	$1,815,718
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of June 30, 2026 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $1.4 million as of June 30, 2026 have been excluded from the contractual obligations table above. See Note 13 in our accompanying consolidated financial statements for additional information on uncertain tax positions.

Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2046. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $4.4 million in the aggregate outstanding as of June 30, 2026.
Purchase Commitments. At June 30, 2026, we had unrecorded commitments under contract of $338.2 million. Purchase commitments consisted of third-party cloud services of $211.7 million; third-party fulfillment and digital services of $76.9 million; software of $36.7 million; professional and consulting fees of $8.9 million; production and computer equipment purchases of $1.5 million; advertising of $0.7 million; insurance costs of $0.4 million; and other commitments of $1.3 million.
Senior Secured Credit Facility and Interest Payments. On June 4, 2026, we amended and restated our senior secured credit agreement, refinancing our prior term loans with a new $1.1 billion senior secured term loan facility due June 4, 2033 and extending the maturity of our $250.0 million senior secured revolving credit facility to June 4, 2031. Our $250.0 million senior secured revolving credit facility has $232.7 million unused as of June 30, 2026. There are no drawn amounts on the Revolving Credit Facility as of June 30, 2026, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if the aggregate principal amount of outstanding revolving loans, swingline loans and unreimbursed letter of credit disbursements made under the Revolving Credit Facility exceeds 20% of the aggregate revolving commitments as of the last day of any fiscal quarter, then we are subject to a financial maintenance covenant requiring that the Consolidated Leverage Ratio calculated as of the last day of such quarter may not exceed 4.50 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on June 4, 2031. Interest payable included in the above table is based on the interest rate as of June 30, 2026 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. As of June 30, 2026, we have borrowings under our Restated Credit Agreement of $1,097.3 million, consisting of the term loan, which amortizes over the loan period, with a final maturity date of June 4, 2033.
2032 Senior Notes and Interest Payments. On September 26, 2024, we completed a private placement of $525.0 million in aggregate principal amount of senior unsecured notes due 2032 (the "2032 Notes"). We used the net proceeds from the 2032 Notes, together with cash on hand, to redeem all of the outstanding 2026 Notes, and pay associated accrued interest and all related financing fees. Our $525.0 million 2032 Notes bear interest at a rate of 7.375% per annum and mature on September 15, 2032. Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year. Refer to Note 10 in the accompanying consolidated financial statements for additional information.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of June 30, 2026, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 10 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2026, we had $14.2 million outstanding for those obligations that have repayments due on various dates through September 2037.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2026 is $42.8 million, net of accumulated depreciation of $25.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2026 amounts to $49.2 million.
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
The table below sets forth net income (loss) and adjusted EBITDA for the years ended June 30, 2026, 2025, and 2024:

In thousands	Year Ended June 30,
	2026	2025	2024
Net income	$97,114	$12,852	$177,808
Exclude expense (benefit) impact of:
Income tax expense	55,778	84,107	(49,362)
Loss on early extinguishment of debt	3,722	498	666
Interest expense, net	105,751	115,231	119,822
Other (income) expense, net	(11,340)	13,582	(1,583)
Depreciation and amortization	151,838	141,131	151,764
Share-based compensation expense	61,379	58,879	65,584
Certain impairments and other adjustments	923	5,353	1,154
Restructuring-related charges	6,261	5,528	423
Include certain items that are a part of other income (expense), net:
Proceeds from insurance	1,241	—	—
Realized (losses) gains on currency derivatives (1)	(14,169)	(3,994)	2,406
Adjusted EBITDA	$458,498	$433,167	$468,682
_________________
(1) Realized (losses) gains include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2026, 2025, and 2024:

In thousands	Year Ended June 30,
	2026	2025	2024
Net cash provided by operating activities	$283,706	$298,070	$350,722
Purchases of property, plant and equipment	(100,243)	(89,024)	(54,927)
Capitalization of software and website development costs	(67,047)	(64,093)	(58,307)
Proceeds from the sale of assets	6,016	3,080	23,565
Adjusted free cash flow	$122,432	$148,033	$261,053
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
We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize the majority of our deferred revenue balance as revenue within three months subsequent to June 30, 2026.

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

If the results of the qualitative analysis were to indicate that the fair value of a reporting unit is less than its carrying value, the quantitative test is required. Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology and in certain circumstances a market-based approach. This analysis requires significant judgment and is based on our strategic plans and estimation of future cash flows, which is dependent on internal forecasts. Our annual analysis also requires significant judgment including the identification and aggregation of reporting units, as well as the determination of our discount rate and perpetual growth rate assumptions. We are required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. For the year ended June 30, 2026, we recognized no impairments.

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment during the year ended June 30, 2026, and we recognized no impairments.

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
As of June 30, 2026, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2026, we had $1,097.3 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2026, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of June 30, 2026, would result in a $7.4 million increase to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) are non-U.S. dollar loans that we hedge with cross-currency swap and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $11.0 million on our income before income taxes for the year ended June 30, 2026.

Item 8.         Financial Statements and Supplementary Data

CIMPRESS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cimpress plc and its subsidiaries (the "Company") as of June 30, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of shareholders' deficit and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition– Certain Physical Printed Products and Other Revenue

As described in Notes 2 and 15 to the consolidated financial statements, revenue is generated primarily from the sale and shipment of customized manufactured products. Revenues are recognized at a point in time when control of the promised products is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company’s consolidated revenue was $3.7 billion for the year ended June 30, 2026, of which a significant portion relates to certain physical printed products and other revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain physical printed products and other revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for certain physical printed products and other revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue for certain physical printed products and other revenue when control of the promised product is transferred to the customer. These procedures also included, among others (i) testing revenue recognition for a sample of certain physical printed products and other revenue transactions by obtaining and inspecting source documents, such as order confirmations, invoices, and proof of shipment or delivery; (ii) testing the timing of revenue recognition for a sample of certain physical printed products and other revenue transactions before and after period end by obtaining and inspecting source documents, such as order confirmations, invoices, and proof of shipment or delivery; and (iii) confirming a sample of outstanding customer invoice balances as of June 30, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as order confirmations, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 7, 2026

We have served as the Company’s auditor since 2014.

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$248,851	$233,982
Accounts receivable, net of allowances of $6,772 and $7,957, respectively	73,621	68,289
Inventory	136,982	112,870
Prepaid expenses and other current assets	104,998	87,465
Total current assets	564,452	502,606
Property, plant and equipment, net	367,160	302,494
Operating lease assets, net	121,022	83,951
Software and website development costs, net	106,788	104,764
Deferred tax assets	50,930	61,086
Goodwill	850,778	826,156
Intangible assets, net	70,580	58,348
Other assets	70,801	28,739
Total assets	$2,202,511	$1,968,144
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$333,252	$332,110
Accrued expenses	324,744	304,085
Deferred revenue	48,534	47,975
Short-term debt	14,620	9,085
Operating lease liabilities, current	24,753	22,064
Other current liabilities	29,687	43,343
Total current liabilities	775,590	758,662
Deferred tax liabilities	24,487	23,308
Long-term debt	1,597,361	1,576,178
Operating lease liabilities, non-current	102,549	66,196
Other liabilities	100,801	107,246
Total liabilities	2,600,788	2,531,590
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests (Note 14)	75,567	19,057
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,318,634 and 42,448,572 shares issued, respectively; 24,347,387 and 24,477,325 shares outstanding, respectively	596	597
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	623,454	592,315
Retained earnings	279,418	225,117
Accumulated other comprehensive loss	(33,903)	(37,969)
Total shareholders’ deficit attributable to Cimpress plc	(493,985)	(583,490)
Noncontrolling interests (Note 14)	20,141	987
Total shareholders' deficit	(473,844)	(582,503)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,202,511	$1,968,144

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2026	2025	2024
Revenue	$3,736,643	$3,403,079	$3,291,856
Cost of revenue (1)	2,006,941	1,785,635	1,695,062
Technology and development expense (1)	352,536	334,035	321,968
Marketing and selling expense (1)	870,773	814,018	789,872
General and administrative expense (1)	235,315	218,531	205,737
Amortization of acquired intangible assets	13,792	19,062	31,443
Restructuring expense	6,261	5,528	423
Income from operations	251,025	226,270	247,351
Other income (expense), net	11,340	(13,582)	1,583
Interest expense, net	(105,751)	(115,231)	(119,822)
Loss on early extinguishment of debt	(3,722)	(498)	(666)
Income before income taxes	152,892	96,959	128,446
Income tax expense (benefit)	55,778	84,107	(49,362)
Net income	97,114	12,852	177,808
Add: Net (income) loss attributable to noncontrolling interests	(1,242)	2,100	(4,126)
Net income attributable to Cimpress plc	$95,872	$14,952	$173,682
Basic net income per share attributable to Cimpress plc	$3.93	$0.60	$6.64
Diluted net income per share attributable to Cimpress plc	$3.79	$0.58	$6.43
Weighted average shares outstanding — basic	24,425,018	24,923,797	26,151,968
Weighted average shares outstanding — diluted	25,326,614	25,636,865	27,004,687
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Year Ended June 30,
	2026	2025	2024
Cost of revenue	$831	$803	$820
Technology and development expense	20,324	19,715	20,869
Marketing and selling expense	10,417	9,047	11,680
General and administrative expense	29,807	29,314	32,215

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2026	2025	2024
Net income	$97,114	$12,852	$177,808
Other comprehensive income (loss), net of tax:
Foreign currency translation gains, net of hedges	2,727	1,035	6,530
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	5,801	(4,210)	7,087
Amounts reclassified from accumulated other comprehensive income (loss) to net income for derivative instruments	(3,201)	(3,310)	(8,595)
Loss on pension benefit obligations, net	(71)	(459)	(350)
Comprehensive income	102,370	5,908	182,480
Add: Comprehensive (income) loss attributable to noncontrolling interests	(2,432)	1,437	(4,102)
Total comprehensive income attributable to Cimpress plc	$99,938	$7,345	$178,378

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2023	44,316	$615	(17,971)	$(1,363,550)	$539,454	$235,396	$(35,060)	$(623,145)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	45	—	—	—	2,102	—	—	2,102
Purchase and cancellation of ordinary shares	(1,723)	(19)	—	—	(21,890)	(135,073)	—	(156,982)
Share-based awards vested, net of shares withheld for taxes	413	8	—	—	(16,432)	—	—	(16,424)
Share-based compensation expense	—	—	—	—	67,049	—	—	67,049
Net income attributable to Cimpress plc	—	—	—	—	—	173,682	—	173,682
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(1,124)	—	(1,124)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(1,508)	(1,508)
Foreign currency translation, net of hedges	—	—	—	—	—	—	6,554	6,554
Unrealized loss on pension benefit obligations, net of tax	—	—	—	—	—	—	(350)	(350)
Balance at June 30, 2024	43,051	$604	(17,971)	$(1,363,550)	$570,283	$272,881	$(30,364)	$(550,146)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	29	—	—	—	1,375	—	—	1,375
Purchase and cancellation of ordinary shares	(1,192)	(13)	—	—	(16,608)	(61,154)	—	(77,775)
Share-based awards vested, net of shares withheld for taxes	561	6	—	—	(21,938)	—	—	(21,932)
Share-based compensation expense	—	—	—	—	59,203	—	—	59,203
Net income attributable to Cimpress plc	—	—	—	—	—	14,952	—	14,952
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(1,562)	—	(1,562)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(7,520)	(7,520)
Foreign currency translation, net of hedges	—	—	—	—	—	—	374	374
Unrealized loss on pension benefit obligations, net of tax	—	—	—	—	—	—	(459)	(459)
Balance at June 30, 2025	42,449	$597	(17,971)	$(1,363,550)	$592,315	$225,117	$(37,969)	$(583,490)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2025	42,449	$597	(17,971)	$(1,363,550)	$592,315	$225,117	$(37,969)	$(583,490)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	58	—	—	—	2,711	—	—	2,711
Purchase and cancellation of ordinary shares	(703)	(8)	—	—	(10,625)	(39,444)	—	(50,077)
Share-based awards vested, net of shares withheld for taxes	515	7	—	—	(19,320)	—	—	(19,313)
Share-based compensation expense	—	—	—	—	59,457	—	—	59,457
Net income attributable to Cimpress plc	—	—	—	—	—	95,872	—	95,872
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(2,127)	—	(2,127)
Decrease due to purchase of noncontrolling interest	—	—	—	—	(1,084)	—	—	(1,084)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	3,101	3,101
Foreign currency translation, net of hedges	—	—	—	—	—	—	1,036	1,036
Unrealized loss on pension benefit obligations, net of tax	—	—	—	—	—	—	(71)	(71)
Balance at June 30, 2026	42,319	$596	(17,971)	$(1,363,550)	$623,454	$279,418	$(33,903)	$(493,985)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Year Ended June 30,
	2026	2025	2024
Operating activities
Net income	$97,114	$12,852	$177,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,838	141,131	151,764
Share-based compensation expense	61,379	58,879	65,584
Deferred taxes	4,605	41,971	(94,442)
Loss on early extinguishment of debt	558	123	515
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income	(36,104)	37,734	(4,992)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	9,737	(25,104)	116
Other non-cash items	5,963	10,845	1,615
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(1,057)	3,619	161
Inventory	(19,970)	(7,052)	11,778
Prepaid expenses and other assets	(8,167)	7,833	15,560
Accounts payable	(15)	(18,741)	39,276
Accrued expenses and other liabilities	17,825	33,980	(14,021)
Net cash provided by operating activities	283,706	298,070	350,722
Investing activities
Purchases of property, plant and equipment	(100,243)	(89,024)	(54,927)
Business acquisitions, net of cash acquired	(32,390)	(658)	(3,621)
Capitalization of software and website development costs	(67,047)	(64,093)	(58,307)
Proceeds from the sale of assets	6,016	3,080	23,565
Proceeds from maturity of held-to-maturity investments	—	4,500	38,676
Proceeds from the settlement of derivatives designated as hedging instruments	—	5,438	—
Other investing activities	(1,899)	—	—
Net cash used in investing activities	(195,563)	(140,757)	(54,614)
Financing activities
Proceeds from issuance of 7.375% Senior Notes due 2032	—	525,000	—
Payments for early redemption or purchase of 7.0% Senior Notes due 2026	—	(522,135)	(24,471)
Proceeds from borrowings of debt	139,310	41,720	205,775
Payments of debt	(121,549)	(57,903)	(219,722)
Payments of debt issuance costs	(7,754)	(11,647)	(2,076)
Payments of finance lease obligations	(11,740)	(7,833)	(10,140)
Purchase of noncontrolling interests	(24,425)	(4,058)	(65)
Proceeds from sale of noncontrolling interest	24,814	—	—
Distributions to noncontrolling interests	—	(821)	(549)
Proceeds from issuance of ordinary shares	2,711	1,375	2,102
Purchase of ordinary shares	(50,077)	(77,775)	(156,982)
Payments of withholding taxes in connection with equity awards	(19,313)	(21,932)	(16,424)
Other financing activities	—	88	—
Net cash used in financing activities	(68,023)	(135,921)	(222,552)
Effect of exchange rate changes on cash	(5,251)	8,815	(94)
Net increase in cash and cash equivalents	14,869	30,207	73,462
Cash and cash equivalents at beginning of period	233,982	203,775	130,313
Cash and cash equivalents at end of period	$248,851	$233,982	$203,775

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2026	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	109,647	110,138	132,272
Cash received for interest	12,120	12,368	14,169
Cash paid for income taxes	58,692	33,288	49,414
Non-cash investing and financing activities
Property and equipment acquired under finance leases	25,390	3,312	4,562
Amounts accrued related to property, plant and equipment	10,230	11,387	9,991
Amounts accrued related to capitalized software development costs	203	402	125
Amounts accrued related to business acquisitions	7,881	—	—

See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
Cimpress helps millions of businesses build brands, stand out, and grow via customized physical marketing products and branded merchandise. Cimpress is the global leader in web-to-print mass customization, delivering high-quality, affordable custom products quickly and conveniently—even in low quantities. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy that seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $578 and $569 as of June 30, 2026 and 2025, respectively, and are included in other assets in the accompanying consolidated balance sheets.
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
Amortization of previously capitalized amounts in the years ended June 30, 2026, 2025, and 2024 was $66,551, $62,775, and $62,590, respectively, resulting in accumulated amortization of $398,232 and $345,692 at June 30, 2026 and 2025, respectively.
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

We recognized no goodwill impairment charges during the years ended June 30, 2026, 2025, and 2024. Refer to Note 8 for additional details regarding the annual goodwill impairment test.

Noncontrolling Interests
For subsidiaries where we own a controlling equity stake and a third party owns a minority portion, the balance sheet and operating activity are included in our consolidated financial statements, and we adjust net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We classify these noncontrolling interests within our consolidated balance sheets based on the following:
When noncontrolling interests are not subject to any redemption provisions that are outside of our control, we initially recognize these noncontrolling interests at fair value on the sale or acquisition date as part of permanent equity in shareholders deficit within our consolidated balance sheets.
When noncontrolling interests are subject to a redemption provision that is outside of our control, we recognize these noncontrolling interests as temporary equity as part of redeemable noncontrolling interests within our consolidated balance sheets. We recognize these redeemable noncontrolling interests at fair value on the sale or acquisition date and adjust to the redemption value on a periodic basis with the offset to retained earnings. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, the accretion to redemption value is recognized in net (income) loss attributable to noncontrolling interest in our consolidated statement of operations.

Noncontrolling interests are considered mandatorily redeemable when they are subject to an unconditional obligation to be redeemed by both parties. The redeemable noncontrolling interest must be required to be repurchased on a specified date or on the occurrence of a specified event that is certain to occur and is to be redeemed via the transfer of assets. Mandatorily redeemable noncontrolling interests are presented as liability-based financial instruments and are re-measured on a recurring basis to the expected redemption value as part of interest expense, net in our consolidated statement of operations.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income, unrealized gains and losses on derivatives, unrealized gains and losses on pension benefit obligations, and cumulative foreign currency translation adjustments, which are included in the accompanying consolidated statements of comprehensive income.

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

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2026, 2025, and 2024 was $467,750, $446,343, and $436,494, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2026, 2025, and 2024 was $68,603, $65,003, and $62,655, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net.

	Year Ended June 30,
	2026	2025	2024
Gains (losses) on derivatives not designated as hedging instruments (1)	$21,935	$(35,027)	$3,915
Currency-related (losses) gains, net (2)	(12,935)	21,090	(2,818)
Other gains	2,340	355	486
Total other income (expense), net	$11,340	$(13,582)	$1,583
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as the ineffective portion of certain interest rate swap contracts that have been de-designated from hedge accounting. For contracts not designated as hedging instruments, we realized (losses) gains of ($14,169), $2,706 and $(1,078), respectively, for the fiscal years ended June 30, 2026, 2025, and 2024. Refer to Note 4 for additional details relating to our derivative contracts.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Year Ended June 30,
	2026	2025	2024
Weighted average shares outstanding, basic	24,425,018	24,923,797	26,151,968
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/PSUs/warrants (1)	901,596	713,068	852,719
Shares used in computing diluted net income per share attributable to Cimpress plc	25,326,614	25,636,865	27,004,687
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress plc (1)	729,928	1,001,612	96,207
___________________
(1) On May 1, 2020, we entered into a financing arrangement, which included 7-year warrants to purchase 1,055,377 of our ordinary shares with a strike price of $60. The effect of the warrants on our weighted-average shares outstanding for a period is dilutive if the average market price of our ordinary shares during the period was higher than the strike price of the warrants and anti-dilutive if the average market price of our ordinary shares during the period was lower than the strike price of the warrants.
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

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2026 and 2025. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2026, 2025, and 2024.

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

Recently Issued or Adopted Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09), which provides authoritative guidance about expanded annual disclosure requirements for the income tax rate reconciliation and income taxes paid by jurisdiction. As required, we've adopted the standard in the current fiscal year on a retrospective basis for all periods presented and incorporated all expanded disclosure requirements in Note 13.

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

	June 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$10,951	$—	$10,951	$—
Currency forward contracts	6,083	—	6,083	—
Total assets recorded at fair value	$17,034	$—	$17,034	$—

Liabilities
Cross-currency swap contracts	$(24,566)	$—	$(24,566)	$—
Currency forward contracts	(2,834)	—	(2,834)	—
Currency option contracts	(2,703)	—	(2,703)	—
Total liabilities recorded at fair value	$(30,103)	$—	$(30,103)	$—

	June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$9,497	$—	$9,497	$—
Currency forward contracts	1,191	—	1,191	—
Total assets recorded at fair value	$10,688	$—	$10,688	$—

Liabilities
Cross-currency swap contracts	$(31,982)	$—	$(31,982)	$—
Currency forward contracts	(32,529)	—	(32,529)	—
Currency option contracts	(5,801)	—	(5,801)	—
Total liabilities recorded at fair value	$(70,312)	$—	$(70,312)	$—
During the years ended June 30, 2026 and 2025, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2026, we have assessed the impact of the credit valuation adjustments and determined that it is not significant to the overall valuation of our derivatives and, as a result, that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
As of June 30, 2026 and 2025, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2026 and 2025, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,636,404 and $1,604,513, respectively, and the fair value was $1,643,976 and $1,582,599, respectively. Our debt at June 30, 2026 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.
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
As of June 30, 2026, we estimate that $6,387 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2027. As of June 30, 2026, we had six effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2026 (1)	$350,000
Contracts with a future start date	80,000
Total	$430,000
________________________
(1) Based on contracts outstanding as of June 30, 2026, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $320,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
As of June 30, 2026, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.

Other Currency Hedges
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. These contracts or intercompany loans may be designated as hedges to mitigate the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in consolidated subsidiaries that have the Euro as their functional currency. As of June 30, 2026, we had one currency forward contract designated as a net investment hedge with a notional amount of $30,319, maturing during December 2027. The impact of net investment hedges is recognized in accumulated other comprehensive loss as a component of translation adjustments, net of hedges, and would only be reclassified to earnings if the hedged subsidiaries were no longer consolidated entities.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2026, 2025, and 2024, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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
As of June 30, 2026, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in the Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$1,013,914	September 2024 through June 2026	Various dates through June 2028	647	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2026 and 2025. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2026
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$10,951	$—	$10,951	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(24,566)	—	(24,566)
Currency forward contracts	Other assets	1,037	—	1,037	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$11,988	$—	$11,988		$(24,566)	$—	$(24,566)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$14,221	$(9,175)	$5,046	Other current liabilities / other liabilities	$(3,300)	$466	$(2,834)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(2,772)	69	(2,703)
Total derivatives not designated as hedging instruments		$14,221	$(9,175)	$5,046		$(6,072)	$535	$(5,537)

	June 30, 2025
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$9,636	$(139)	$9,497	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(31,982)	—	(31,982)
Currency forward contracts	Other assets	—	—	—	Other liabilities	(148)	—	(148)
Total derivatives designated as hedging instruments		$9,636	$(139)	$9,497		$(32,130)	$—	$(32,130)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$1,238	$(47)	$1,191	Other current liabilities / other liabilities	$(34,941)	$2,560	$(32,381)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(5,801)	—	(5,801)
Total derivatives not designated as hedging instruments		$1,238	$(47)	$1,191		$(40,742)	$2,560	$(38,182)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss), net of tax, for the years ended June 30, 2026, 2025, and 2024:

	Year Ended June 30,
	2026	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$5,801	$(4,209)	$5,528
Cross-currency swap	—	—	1,559
Derivatives in net investment hedging relationships
Cross-currency swaps	6,950	(27,587)	—
Intercompany loan	—	615	15,754
Currency forward contracts	1,113	(148)	(1,080)
Total	$13,864	$(31,329)	$21,761

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2026, 2025, and 2024:

	Amount of Net (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2026	2025	2024
Derivatives in cash flow hedging relationships
Interest rate swaps	$(3,454)	$(4,022)	$(7,730)	Interest expense, net
Cross-currency swap	—	—	(2,617)	Other income (expense), net
Derivatives in net investment hedging relationships
Currency forward contracts	(572)	—	—	Interest expense, net
Total before income tax	(4,026)	(4,022)	(10,347)	Income before income taxes
Income tax	825	712	1,752	Income tax expense (benefit)
Total	$(3,201)	$(3,310)	$(8,595)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the years ended June 30, 2026, 2025, and 2024 for derivative instruments for which we did not elect hedge accounting:

	Amount of Gain (Loss) Recognized in Net Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2026	2025	2024
Currency contracts	$21,935	$(35,027)	$3,915	Other income (expense), net
Total	$21,935	$(35,027)	$3,915

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $200, $197, and $10,985 for the years ended June 30, 2026, 2025, and 2024, respectively.

	Gains (losses) on cash flow hedges (1)	Losses on pension benefit obligations	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2023	$12,297	$(356)	$(47,001)	$(35,060)
Other comprehensive income (loss) before reclassifications	7,087	(350)	6,554	13,291
Amounts reclassified from accumulated other comprehensive loss to net income	(8,595)	—	—	(8,595)
Net current period other comprehensive income (loss)	(1,508)	(350)	6,554	4,696
Balance as of June 30, 2024	$10,789	$(706)	$(40,447)	$(30,364)
Other comprehensive income (loss) before reclassifications	(4,210)	(459)	374	(4,295)
Amounts reclassified from accumulated other comprehensive loss to net income	(3,310)	—	—	(3,310)
Net current period other comprehensive income (loss)	(7,520)	(459)	374	(7,605)
Balance as of June 30, 2025	$3,269	$(1,165)	$(40,073)	$(37,969)
Other comprehensive income (loss) before reclassifications	5,801	(71)	1,537	7,267
Amounts reclassified from accumulated other comprehensive loss to net income	(2,700)	—	(501)	(3,201)
Net current period other comprehensive income (loss)	3,101	(71)	1,036	4,066
Balance as of June 30, 2026	$6,370	$(1,236)	$(39,037)	$(33,903)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2026 and 2025, the translation adjustment is inclusive of both realized and unrealized effects of our net investment hedges. Losses on currency forward and swap contracts, net of tax, of $1,844 and $9,406 have been included in accumulated other comprehensive loss as of June 30, 2026 and 2025, respectively. Intercompany loan hedge gains of $42,159, net of tax, have been included in accumulated other comprehensive loss for both periods presented.

6. Property, Plant and Equipment, Net
    Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2026	2025
Land improvements	10 years	$3,741	$3,770
Building and building improvements	10 - 30 years	165,861	157,338
Machinery and production equipment	4 - 10 years	545,303	453,864
Machinery and production equipment under finance lease	4 - 10 years	68,492	66,021
Computer software and equipment	3 - 5 years	97,968	95,576
Furniture, fixtures and office equipment	5 - 7 years	45,144	37,954
Leasehold improvements	Shorter of lease term or expected life of the asset	70,413	55,655
Construction in progress		23,477	21,609
		1,020,399	891,787
Less accumulated depreciation, inclusive of assets under finance lease		(676,314)	(610,895)
		344,085	280,892
Land		23,075	21,602
Property, plant, and equipment, net		$367,160	$302,494

    Depreciation expense, inclusive of assets under finance leases, totaled $74,576, $61,890, and $59,373 for the years ended June 30, 2026, 2025, and 2024, respectively.

7. Business Combinations
Fiscal Year 2026 Acquisitions
During fiscal year 2026, we completed three immaterial acquisitions for a total cash consideration of $32,390, net of cash acquired. These acquisitions support our strategy of better serving high-value customers in elevated products and delivering efficiencies through cross-Cimpress fulfillment and focused production hubs. We recognized the assets and liabilities on the basis of their fair values at the date of acquisition. The revenue and earnings from these businesses individually and in the aggregate were not material for the year ended June 30, 2026.
•On October 9, 2025, we acquired all outstanding shares of a business that is included in our PrintBrothers reportable segment in exchange for $12,793 of cash consideration. We recognized their net assets at fair value of $8,575, as well as acquired intangible assets of $3,489 and goodwill of $729 which is not deductible for tax purposes.
•On April 10, 2026, we acquired a 50% equity interest in a business and under the terms of the agreement we are provided majority voting rights and day-to-day operational control of the business and therefore consolidated the business as part of our consolidated financial statements. We paid cash consideration of $20,000 at closing and the business is included in The Print Group reportable segment. We recognized their net liabilities at fair value of $6,958, acquired intangible assets of $16,100, as well as their noncontrolling interest of $20,000 and goodwill of $30,858 which is not deductible for tax purposes.
•On April 23, 2026, we acquired an 85% equity interest of a business that is included in our PrintBrothers reportable segment in exchange for $4,552 of cash paid at closing, and a deferred payment of $8,049 due in fiscal year 2028. We recognized their net assets at fair value of $3,547, acquired intangible assets of $7,023, as well as their redeemable noncontrolling interest of $2,224 and goodwill of $4,255 which is not deductible for tax purposes.
We utilized our available cash balance to finance each acquisition. In connection with these acquisitions and the acquisition detailed in Note 20, we incurred $1,827 in general and administrative expenses during the year ended June 30, 2026, primarily related to legal, financial, and other professional services.

8. Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2026 and 2025 was as follows:

	VistaPrint	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2024	$295,285	$149,244	$147,688	$194,921	$787,138
Acquisitions	—	1,121	—	—	1,121
Effect of currency translation adjustments (2)	9,521	14,415	13,961	—	37,897
Balance as of June 30, 2025	$304,806	$164,780	$161,649	$194,921	$826,156
Acquisitions (1)	—	4,984	30,858	—	35,842
Adjustments	—	(671)	—	—	(671)
Effect of currency translation adjustments (2)	(1,577)	(4,309)	(4,663)	—	(10,549)
Balance as of June 30, 2026	$303,229	$164,784	$187,844	$194,921	$850,778
________________________
(1) In fiscal year 2026, we completed three individually immaterial acquisitions. Refer to Note 7 for additional details.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
Annual Impairment Review
Fiscal years 2026 and 2025
Our goodwill accounting policy establishes an annual goodwill impairment test date of May 31. We identified nine and eight reporting units for fiscal year 2026 and 2025 with goodwill individually, respectively. We considered the timing of our most recent fair value assessments, associated headroom, actual operating results as compared to the forecasts used to assess fair value, the current long-term forecasts for each reporting unit, and the general economic environment of each reporting unit. After performing this qualitative assessment, we determined that there was no indication the carrying values for any of these reporting units exceeded their respective fair values. We concluded that sufficient headroom between the most recent estimated fair value and carrying value existed. Therefore, no quantitative goodwill impairment test was required for any of our reporting units.
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
Acquired Intangible Assets

	June 30, 2026			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$148,063	$(103,786)	$44,277	$146,240	$(95,690)	$50,550
Developed technology	103,590	(100,191)	3,399	96,916	(96,178)	738
Customer relationships	212,985	(195,159)	17,826	197,314	(196,931)	383
Customer network and other	24,919	(19,841)	5,078	25,227	(18,550)	6,677
Print network	25,123	(25,123)	—	25,799	(25,799)	—
Total intangible assets	$514,680	$(444,100)	$70,580	$491,496	$(433,148)	$58,348

    Acquired intangible assets amortization expense for the years ended June 30, 2026, 2025, and 2024 was $13,792, $19,062, and $31,443 respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2027	$15,179
2028	13,295
2029	11,104
2030	9,389
2031	8,635
Thereafter	12,978
$70,580
9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2026	June 30, 2025
Compensation costs	$93,176	$87,781
Income and indirect taxes	57,417	63,667
Advertising costs	33,706	25,428
Third-party manufacturing and digital content costs	23,600	20,018
Variable compensation incentives	15,858	12,416
Shipping costs	12,291	12,796
Interest payable	12,099	12,346
Sales returns	5,542	5,413
Professional fees	5,026	3,061
Restructuring costs	1,326	3,090
Other	64,703	58,069
Total accrued expenses	$324,744	$304,085
Other current liabilities included the following:

	June 30, 2026	June 30, 2025
Short-term derivative liabilities	$15,113	$20,969
Mandatorily redeemable noncontrolling interest (1)	—	10,673
Current portion of finance lease obligations	12,331	9,121
Other	2,243	2,580
Total other current liabilities	$29,687	$43,343
____________________
(1) In the second quarter of fiscal year 2026, the mandatory redemption date for minority equity interests in three of our businesses within the PrintBrothers reportable segment was reached, resulting in the purchase of their outstanding equity interests for $10,724.

Other liabilities included the following:

	June 30, 2026	June 30, 2025
Long-term derivative liabilities	$24,700	$52,089
Long-term finance lease obligations	36,879	24,501
Long-term compensation incentives	9,233	16,919
Long-term pension liabilities (1)	8,616	1,988
Deferred acquisition payments (2)	7,881	—
Other	13,492	11,749
Total other liabilities	$100,801	$107,246
____________________
(1) The increase was driven in part by obligations assumed in connection with a business acquisition in the current fiscal year and changes in statutory requirements in one jurisdiction. Refer to Note 12 for additional details.
(2) In fiscal year 2026, we acquired an immaterial business, in which a portion of the purchase consideration is payable in fiscal year 2028. Refer to Note 7 for additional details.
10. Debt

	June 30, 2026	June 30, 2025
7.375% Senior Notes due 2032	$525,000	$525,000
Senior secured credit facility	1,097,250	1,072,818
Other (1)	14,154	6,695
Debt issuance costs and discounts, net of debt premiums	(24,423)	(19,250)
Total debt outstanding, net	1,611,981	1,585,263
Less: short-term debt (2)	14,620	9,085
Long-term debt	$1,597,361	$1,576,178
_____________________
(1) The increase in other debt is primarily related to debt acquired as part of tuck-in acquisitions completed during fiscal year 2026 within our PrintBrothers and The Print Group reportable segments.
(2) Balances as of June 30, 2026 and June 30, 2025 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,852 and $4,895, respectively.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of June 30, 2026, we were in compliance with all covenants in those debt contracts, including our amended and restated senior secured credit agreement dated as of June 4, 2026 and the indenture governing our 7.375% senior unsecured notes due September 15, 2032 ("2032 Notes").
Senior Secured Credit Facility
On June 4, 2026, we entered into an amended and restated senior secured credit agreement ("Restated Credit Agreement"), which consists of a Term Loan B denominated in U.S. dollars, issued at 99.75% of par, and as part of the amendment the size was increased by $35,289 to cover related fees and increase liquidity. The maturity date of the Term Loan B was extended to June 2033, and the maturity date of our senior secured revolving credit facility was extended to June 2031. No other material changes were made to the terms of the Term Loan B or the Restated Credit Agreement.
Our Restated Credit Agreement consists of the following as of June 30, 2026:
•a $1,097,250 Term Loan B that bears interest at Term SOFR (with a Term SOFR rate floor of 0%) plus 2.50%, which amortizes over the loan period, with a final maturity date of June 4, 2033, and
•a $250,000 senior secured revolving credit facility with a maturity date of June 4, 2031 (the “Revolving Credit Facility”), with no outstanding borrowings for any periods presented.
◦Borrowings under the Revolving Credit Facility bear interest at Term SOFR (with a Term SOFR rate floor of 0%) plus 2.25% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement.

The Restated Credit Agreement contains covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries, including, but not limited to, the incurrence of additional indebtedness and liens; certain fundamental organizational changes; asset sales; certain intercompany activities; and certain investments and restricted payments, including purchases of Cimpress plc’s ordinary shares and payment of dividends. In addition, if the aggregate principal amount of outstanding revolving loans, swingline loans and unreimbursed letter of credit disbursements made under the Revolving Credit Facility exceeds 20% of the aggregate revolving commitments as of the last day of any fiscal quarter, then we are subject to a financial maintenance covenant requiring that the Consolidated Leverage Ratio calculated as of the last day of such quarter may not exceed 4.50 to 1.00.
As of June 30, 2026, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 5.69%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.25% to 0.40% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.
Senior Notes
We have issued $525,000 in 2032 Notes, which are unsecured. We can redeem some or all of the 2032 Notes at the redemption prices specified in the indenture that governs the 2032 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of June 30, 2026, we have not redeemed any of the 2032 Notes.
Debt Issuance Costs and Debt Premiums (Discounts)
During the year ended June 30, 2026, we capitalized debt issuance costs of $7,789 and recognized a debt discount of $2,750 related to the Restated Credit Agreement and during the prior fiscal year, we capitalized debt issuance costs of $11,658 related to the 2032 Notes.
Amortization expense related to debt issuance costs and debt premiums (discounts) is included in interest expense, net in the consolidated statements of operations and amortized over the term of the related instrument. For the years ended June 30, 2026, 2025 and 2024, we amortized $4,807, $4,834, and $4,955, respectively.
Loss on Early Extinguishment of Debt
    For the years ended June 30, 2026, 2025, and 2024, loss on early extinguishment of debt was $3,722, $498, and $666, respectively, which was presented separately in the consolidated statements of operations. Loss on early extinguishment of debt includes the write-off of unamortized debt issuance costs and debt premiums (discounts) related to debt extinguishments, as well as third-party costs for debt that was considered modified based on a lender-by-lender analysis.
Other Debt
Other debt primarily consists of term loans acquired through acquisitions or used to fund certain capital investments. As of June 30, 2026 and June 30, 2025, we had $14,154 and $6,695, respectively, outstanding for those obligations that are payable through September 2037. The increase in other debt is primarily related to debt acquired as part of tuck-in acquisitions completed during fiscal year 2026.
11. Shareholders' Deficit
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
As of June 30, 2026, 1,221,655 ordinary shares were available for future awards under our 2020 Plan. For PSUs where the performance condition has not been completed, we assumed that we would issue the maximum potential ordinary shares based on the terms described below.
Performance share units
During the current fiscal year, we issued PSUs (the "2026 PSUs") as part of our long-term incentive program. The 2026 PSUs include both a service and performance condition. The performance condition for these awards was based on one-year financial targets for fiscal year 2026 variable gross profit and adjusted EBITDA. Actual shares issued for each grant could range from 60% to 160% of the number of 2026 PSUs granted based on the attainment of the performance condition. The final measurement of the performance condition will occur during the first quarter of fiscal year 2027.
During the years ended June 30, 2025 and 2024, we issued PSUs as part of our long-term incentive program. These PSUs include both a service and performance condition. The performance condition for these awards was based on one-year financial targets in each applicable fiscal year for revenue, adjusted EBITDA, and unlevered free cash flow.
On May 23, 2025, the Compensation Committee of Cimpress' Board of Directors amended the terms of the 2025 PSUs to incorporate a minimum performance attainment of 60%, subject to the Compensation Committee's discretion to account for non-recurring items, that previously had been 0%. The change of terms impacted all 276 PSU grant recipients for the 2025 PSUs with awards outstanding as of the modification date. The modification resulted in incremental compensation expense of $4,800 from the awards for which estimated attainment as of the modification date was below 60%.
A summary of our PSU activity and related information for the fiscal year ended June 30, 2026 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	2,260,459	$106.93
Granted	701,894	59.33
Vested and distributed	(297,389)	76.72
Forfeited	(255,943)	79.77
Outstanding at the end of the period	2,409,021	$99.68	$244,997
The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2026, 2025, and 2024 was $59.33, $80.80, and $70.21, respectively. The total intrinsic value of PSUs outstanding as of June 30, 2026, 2025, and 2024 was $244,997, $106,242, and $169,512, respectively. The total intrinsic value of PSUs assumes that the performance condition is met at target if the final measurement has not been determined; however, it is possible that a portion or all of these PSUs granted before fiscal year 2025 will not achieve the associated market condition. As of June 30, 2026, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on the terms of each program as described above, the actual issuance of shares could range from a minimum of 751,087 shares to a maximum of 4,893,636 shares.

Restricted share units

    The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2026 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	865,881	$69.89
Granted	503,172	61.20
Vested and distributed	(490,722)	67.07
Forfeited	(71,845)	64.42
Unvested at the end of the period	806,486	$66.67	$82,020
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2026, 2025, and 2024 was $61.20, $83.71, and $71.42, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2026, 2025, and 2024 was $34,292, $38,110, and $47,661, respectively.
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
We did not grant any share options in fiscal years 2026, 2025 or 2024.
A summary of our share option activity and related information for the year ended June 30, 2026 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	287,907	$45.96	7.0	$344
Exercised	(59,161)	45.81
Forfeited/expired	(10,112)	50.77
Outstanding at the end of the period	218,634	$45.78	6.2	$12,225
Exercisable at the end of the period	216,304	$45.88	6.2	$12,075
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2026. The total intrinsic value of options exercised during the fiscal years ended June 30, 2026, 2025, and 2024 was $2,023, $1,318 and $1,816, respectively.

Share-based compensation
Total share-based compensation costs were $58,326, $58,879, and $65,584 for the years ended June 30, 2026, 2025, and 2024, respectively, and we recognize the impact of forfeitures as they occur. Share-based compensation costs capitalized as part of software and website development costs were $3,426, $3,808, and $3,160 for the years ended June 30, 2026, 2025, and 2024, respectively.
For the years ended June 30, 2026, 2025, and 2024, we recognized tax benefits on total share-based compensation costs of $10,883, $10,797, and $11,970, respectively, prior to any consideration of any valuation allowance, as part of income tax expense (benefit). For the years ended June 30, 2026, 2025, and 2024, tax benefit (expense) related to awards vested or exercised was $(49), $426, and $1,190, respectively.
As of June 30, 2026, there was $67,773 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.0 years.
Subsidiary level equity arrangements
During the fiscal year 2026, we sold subsidiary level equity with a share-based compensation element, which resulted in share-based compensation expense of $3,053 recognized for the year ended June 30, 2026. Refer to Note 14 for additional details.
Purchase and retirement of ordinary shares
During the year ended June 30, 2026, we repurchased 702,820 of our ordinary shares for $50,077. The shares were immediately retired after repurchase and therefore have been classified as authorized and unissued shares as of June 30, 2026. The retirement of the repurchased ordinary shares resulted in a reduction in ordinary shares of $8, as well as a reduction to additional paid in capital and retained earnings of $10,625 and $39,444, respectively.
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
We expensed $25,815, $18,706, and $17,100 for our government-mandated and defined contribution plans in the years ended June 30, 2026, 2025, and 2024, respectively.
Defined benefit plans
We maintain defined benefit and statutory gratuity plans covering eligible employees across multiple jurisdictions. These plans represent statutory obligations with benefits generally determined based on years of service and employee compensation; however, the specific terms and level of benefits vary by jurisdiction in accordance with local regulations.

For certain funded arrangements, both we and certain employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender.

As of June 30, 2026 and 2025, the combined net pension liability of all defined benefit and statutory gratuity plans recognized on our consolidated balance sheets was approximately $10,056 and $1,988, respectively. Plan assets, which relate solely to our funded arrangements, totaled approximately $8,740 and $7,494 as of June 30, 2026 and 2025, respectively. For the years ended June 30, 2026, 2025, and 2024 we recognized expense totaling

$1,914, $423, and $438, respectively, related to these plans. The increase in the net pension liability during fiscal year 2026 was driven in part by obligations assumed in connection with business acquisitions in the current fiscal year and changes in statutory requirements in one jurisdiction.
13. Income Taxes
The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2026	2025	2024
Domestic (Ireland)	$(72,850)	$(130,469)	$(211,304)
Foreign	225,742	227,428	339,750
Income before income taxes	$152,892	$96,959	$128,446
The components of the (benefit) provision for income taxes are as follows:

	Year Ended June 30,
	2026	2025	2024
Current tax expense (benefit):
Federal (Ireland)	$715	$(8,831)	$(2,846)
Foreign	50,751	51,357	45,668
Total Current tax expense (benefit)	51,466	42,526	42,821
Deferred tax expense(benefit):
Federal (Ireland)	—	—	—
Foreign	4,312	41,581	(92,183)
Total Deferred tax expense (benefit)	4,312	41,581	(92,183)
Income tax expense (benefit)	$55,778	$84,107	$(49,362)
We adopted Accounting Standards Update No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09) for the annual period ended June 30, 2026 on a retrospective basis for all periods presented. In accordance with ASU 2023-09, the following is a reconciliation of the standard federal statutory tax rate in our country of domicile, which is the Irish trading rate of 12.5%, and our effective tax rate:

	Year Ended June 30,
	2026		2025		2024
Irish federal statutory tax rate	$19,112	12.5%	$12,120	12.5%	$16,056	12.5%
Foreign tax effects
Australia
Changes in valuation allowances	(3,166)	(2.1)%	(638)	(0.7)%	(427)	(0.3)%
Other	(575)	(0.4)%	1,136	1.2%	462	0.4%
Bermuda
Changes in valuation allowances	(2,360)	(1.5)%	4,721	4.9%	—	—%
Other	406	0.3%	(1,350)	(1.4)%	(262)	(0.2)%
Brazil
Statutory tax rate difference between Brazil and Ireland	(2,063)	(1.3)%	(1,698)	(1.8)%	(1,212)	(0.9)%
Changes in valuation allowances	2,920	1.9%	2,667	2.8%	1,904	1.5%
Other	342	0.2%	18	—%	13	—%
Canada
State and local income tax, net of federal (national) income tax effect (1)	1,367	0.9%	1,581	1.6%	1,437	1.1%
Other	425	0.3%	798	0.8%	1,300	1.0%
France
Changes in valuation allowances	(854)	(0.6)%	(50)	(0.1)%	1,061	0.8%
Other	313	0.2%	136	0.1%	(679)	(0.5)%
Germany

	Year Ended June 30,
	2026		2025		2024
Statutory tax rate difference between Germany and Ireland	1,121	0.7%	1,534	1.6%	1,843	1.4%
State and local income tax, net of federal (national) income tax effect (2)	5,720	3.7%	7,597	7.8%	8,484	6.6%
Other	(669)	(0.4)%	974	1.0%	(1,338)	(1.0)%
Italy
Statutory tax rate difference between Italy and Ireland	3,367	2.2%	5,861	6.0%	5,522	4.3%
State and local income tax, net of federal (national) income tax effect (3)	1,850	1.2%	2,488	2.6%	1,558	1.2%
Other	(1,547)	(1.0)%	2,081	2.1%	723	0.6%
Japan
Statutory tax rate difference between Japan and Ireland	(138)	(0.1)%	3,151	3.2%	(591)	(0.5)%
Changes in valuation allowances	388	0.3%	(6,526)	(6.7)%	1,455	1.1%
Other	(172)	(0.1)%	1,284	1.3%	(510)	(0.4)%
The Netherlands
Statutory tax rate difference between The Netherlands and Ireland	926	0.6%	1,410	1.5%	2,617	2.0%
Other	2,449	1.6%	(801)	(0.8)%	117	0.1%
Spain
Statutory tax rate difference between Spain and Ireland	821	0.5%	1,074	1.1%	1,010	0.8%
Other	582	0.4%	(236)	(0.2)%	(239)	(0.2)%
Switzerland
Statutory tax rate difference between Switzerland and Ireland	(4,092)	(2.7)%	(5,266)	(5.4)%	(4,726)	(3.7)%
State and local income tax, net of federal (national) income tax effect (4)	10,754	7.0%	36,586	37.7%	(83,969)	(65.4)%
Changes in valuation allowances	(10)	—%	13	—%	(19,184)	(14.9)%
Other	(479)	(0.3)%	789	0.8%	(94)	(0.1)%
United States
Statutory tax rate difference between the United States and Ireland	(299)	(0.2)%	(1,830)	(1.9)%	(1,918)	(1.5)%
Tax credits
Research and development tax credits	(2,849)	(1.9)%	(1,462)	(1.5)%	(3,146)	(2.4)%
Other	(4)	—%	(18)	—%	(27)	—%
Changes in valuation allowances	(1,565)	(1.0)%	235	0.2%	11,859	9.2%
Nontaxable or nondeductible items
U.S. IRC Section 162(m)	484	0.3%	2,666	2.7%	361	0.3%
Stock compensation windfall	(99)	(0.1)%	(487)	(0.5)%	(1,577)	(1.2)%
Interest expense	141	0.1%	1,887	1.9%	—	—%
Royalty expense	1,148	0.8%	1,620	1.7%	—	—%
Other	2,078	1.4%	513	0.5%	162	0.1%
Other	725	0.5%	(660)	(0.7)%	(1,167)	(0.9)%
Other foreign jurisdictions	5,648	3.7%	4,337	4.5%	3,636	2.8%
Effect of cross-border tax laws
Tax on repatriated earnings	—	—%	—	—%	7,420	5.8%
Tax credits
Foreign tax credits	—	—%	6,468	6.7%	(31,795)	(24.8)%
Changes in valuation allowances	(424)	(0.3)%	(4,252)	(4.4)%	27,334	21.3%
Nontaxable or nondeductible items
Interest expense	5,559	3.6%	9,392	9.7%	7,043	5.5%
Stock compensation	1,507	1.0%	1,392	1.4%	2,039	1.6%
Intercompany debt forgiveness	—	—%	2,172	2.2%	—	—%

	Year Ended June 30,
	2026		2025		2024
Other	2,213	1.4%	910	0.9%	794	0.6%
Changes in unrecognized tax benefits	3,808	2.5%	(9,804)	(10.1)%	303	0.2%
Other adjustments	969	0.6%	(426)	(0.4)%	(3,014)	(2.3)%
Effective income tax rate	$55,778	36.5%	$84,107	86.7%	$(49,362)	(38.4)%
_____________________
(1) Ontario accounted for the majority (greater than 50 percent) of the tax effect in this category for all periods presented.
(2) Trade tax for Berlin and Backnang accounted for the majority (greater than 50 percent) of the tax effect in this category for all periods presented.
(3) Imposta Regionale sulle Attivita Produttive (IRAP) for Veneto accounted for the majority (greater than 50 percent) of the tax effect in this category for all periods presented.
(4) Cantonal tax for Zurich accounted for the majority (greater than 50 percent) of the tax effect in this category for all periods presented. This includes changes in valuation allowances of $26,804 and $(86,581) for fiscal years 2025 and 2024, respectively.

For the year ended June 30, 2026, our effective tax rate was above the Irish federal statutory tax rate primarily due to generally higher tax rates in other jurisdictions in which we operate, including state and local tax rates, and non-deductible interest expense.

For the year ended June 30, 2026, our effective tax rate was 36.5% as compared to the prior year effective tax rate of 86.7%. The decrease in our effective tax rate as compared to the prior year is primarily due to changes in the Swiss valuation allowance year-over-year as discussed below and reduced losses in certain jurisdictions for which we cannot recognize a tax benefit. Our fiscal year 2025 effective tax rate was higher than fiscal year 2024 primarily due to changes in the Swiss valuation allowance year-over-year as discussed below.
In the year ended June 30, 2025 we recorded a change in estimate for our Swiss valuation allowance on Swiss deferred tax assets related to Swiss tax reform benefits recognized in fiscal year 2020. We recognized tax expense of $26,804 to adjust the partial valuation allowance in Switzerland to reflect the current estimated usage of these tax assets. We considered all available evidence, including the near-term impact of recent product-mix shifts in the VistaPrint segment, the expectation of the timing of future taxable income, and the expiration of the tax assets. This is compared to a tax benefit of $105,765 in the year ended June 30, 2024 to partially release the full valuation allowance previously recorded in the quarter ended December 31, 2022. As some of these tax assets will expire prior to when they can be used, a partial valuation allowance remained against those expected to expire unused. The prior year release was based on cumulative income in Switzerland plus current period and forecasted profits resulting in the ability to utilize some of these tax assets prior to their expiration. We continue in a partial valuation allowance position at June 30, 2026.

Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Deferred tax assets:
Swiss tax-amortizable goodwill	$131,413	$141,872
Net operating loss carryforwards	52,417	59,476
Leases	43,212	30,377
Depreciation and amortization	4,010	4,352
Accrued expenses	16,681	14,117
Share-based compensation	19,134	18,809
Tax credit and other carryforwards	63,627	61,626
Derivative financial instruments	7,765	10,603
U.S. Internal Revenue Code Section 174 capitalization	6,630	6,254
Interest limitation carryforwards	33,737	29,796
Other	2,403	996
Subtotal	381,029	378,278
Valuation allowance	(236,293)	(248,367)
Total deferred tax assets	144,736	129,911
Deferred tax liabilities:
Depreciation and amortization	(54,809)	(42,237)
Leases	(41,672)	(28,527)
Tax on unremitted earnings	(9,363)	(9,045)
Derivative financial instruments	(4,619)	(2,116)
Other	(7,830)	(10,208)
Total deferred tax liabilities	(118,293)	(92,133)
Net deferred tax assets	$26,443	$37,778
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a partial valuation allowance of $77,091 against the Swiss tax-amortizable goodwill deferred tax asset, which we can only benefit from through December 31, 2029 under our Swiss tax ruling. In addition, we have recorded valuation allowances of $48,219 against deferred tax assets related to tax losses in certain jurisdictions (mainly Bermuda, Brazil, Ireland and the United Kingdom), $33,737 against interest limitation carryforwards (mainly the Netherlands and the U.S.), and $30,516 against Irish foreign tax credits, for which management has determined that it is more likely than not that these will not be realized. Many of the tax losses, the interest limitation carryforwards and the foreign tax credit carryforwards do not expire, but management has determined it is more likely than not that these will not be utilized. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2026 is as follows:

Balance at June 30, 2025	$248,367
Charges to earnings (1)	(8,155)
Charges to other accounts (2)	(3,919)
Balance at June 30, 2026	$236,293
_________________
(1) Amount is primarily related to tax loss expirations in certain jurisdictions (mainly Japan), a release of the valuation allowance in Australia, and unrealized gains on derivative financial instruments included in comprehensive income, offset by increased losses in certain jurisdictions (mainly Brazil).
(2) Amount is primarily related to unrealized gains on derivative financial instruments included in accumulated other comprehensive loss.
As of June 30, 2026, we had tax-effected U.S. federal and state net operating losses of $276 and $1,399, respectively, that expire on various dates from fiscal year 2031 through fiscal year 2046 or with unlimited carryforward. We also had tax-effected non-U.S. net operating loss carryforwards of $50,742, with amounts expiring on various dates through fiscal year 2033 or having unlimited carryforward. In addition, we had $31,858 of tax credit carryforwards primarily related to U.S. federal and state research and development credits, which expire on various dates beginning in fiscal year 2030 or have unlimited carryforward. Lastly, we had $30,516 of Irish foreign tax credits with unlimited carryforward. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions in which they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets, and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; (ii) the ability of Cimpress plc to fund its operations and obligations with earnings from other businesses within the global group without incurring substantial tax costs; and (iii) the tax consequences of any decision to reinvest earnings of any subsidiary. If, in the future, we decide to repatriate the undistributed earnings from certain subsidiaries that are considered indefinitely reinvested in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $20,000 to $22,000 at that time. A cumulative deferred tax liability of $9,363 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested.
A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2023	$15,624
Additions based on tax positions related to the current tax year	450
Additions based on tax positions related to prior tax years	405
Reductions based on tax positions related to prior tax years	(527)
Reductions due to audit settlements	(264)
Reductions due to lapse of statute of limitations	(1,021)
Cumulative translation adjustment	(13)
Balance June 30, 2024	$14,654
Additions based on tax positions related to the current tax year	5,272
Additions based on tax positions related to prior tax years	51
Reductions based on tax positions related to prior tax years	(289)
Reductions due to audit settlements	(237)
Reductions due to lapse of statute of limitations	(7,506)
Cumulative translation adjustment	(1)
Balance June 30, 2025	$11,944
Additions based on tax positions related to the current tax year	388
Additions based on tax positions related to prior tax years	4,763
Reductions based on tax positions related to prior tax years	(1,079)
Reductions due to audit settlements	(127)
Reductions due to lapse of statute of limitations	(460)
Cumulative translation adjustment	19
Balance June 30, 2026	$15,448

For the year ended June 30, 2026, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $2,060. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The interest and penalties recognized as of years ended June 30, 2026, 2025, and 2024 were $116, $17, and $2,394, respectively. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The fiscal years 2021 through 2026 remain open to examination in the various tax jurisdictions in which we file. In addition, for certain tax attribute carryforwards originating in fiscal years 2014 through 2026, the statute of limitations will be dependent on the year in which the attributes are utilized.

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

The following table presents the net income taxes paid, disaggregated by jurisdiction:

	Year Ended June 30,
	2026	2025	2024
Federal (Ireland)	$20	$26	$26
Foreign
Canada	*	3,579	3,714
Germany	20,725	12,306	21,975
India	3,071	2,651	*
Italy	13,529	11,599	9,065
The Netherlands	4,664	4,283	6,177
Switzerland	4,565	*	*
United States	*	(9,350)	*
Other foreign	12,118	8,194	8,457
Total income taxes paid	$58,692	$33,288	$49,414
* Jurisdiction is below 5% of the total for the period
14. Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team own a minority portion of the equity. These noncontrolling interests span multiple businesses and reportable segments.
During the third quarter of 2026, we completed the sale of an 8.75% aggregate equity interest in each of the businesses within our PrintBrothers reportable segment to certain members of the management team in exchange for cash proceeds of €21,000 ($24,814 based on the exchange rate in effect on the date we received the proceeds). The management team member minority interest holders are subject to a 10-year lock-up period and noncompete restrictions and hold the right, starting in 2036, to sell their interests to us at a price that considers specified market inputs. We recognized the redeemable noncontrolling interest at the estimated fair value of €53,000 ($61,498 based on the exchange rate in effect on the date we completed the sale).
We concluded that the arrangement includes elements that are recognized in accordance with ASC 718, Stock Compensation, since the counterparties to the agreement are current members of the respective management teams. Consequently, we recognized an asset of $36,684 for the difference between the estimated fair value of the redeemable noncontrolling interest and the cash consideration received. This asset will be recognized as share-based compensation expense over the noncompete period, which extends two years beyond the lock-up period, or over a 12 year period. As of June 30, 2026, $2,657 of this asset is recognized within prepaid expenses and other current assets, and $30,996 is recognized within other assets in our consolidated balance sheets.
During the three months ended June 30, 2026, the estimated redemption value of these redeemable noncontrolling interests was below the carrying value and therefore no adjustments were recognized.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2024	$22,998	$634
Acquisition of noncontrolling interest (1)	866	—
Accretion to redemption value recognized in retained earnings	1,562	—
Purchase of noncontrolling interests (2)	(4,579)	—
Net income (loss) attributable to noncontrolling interests	(2,364)	264
Foreign currency translation	574	89
Balance as of June 30, 2025	$19,057	$987
Proceeds from sale of noncontrolling interests	24,814	—
Fair value adjustment from sale of noncontrolling interests	36,684	—
Acquisition of noncontrolling interests (1)	2,224	20,000
Accretion to redemption value recognized in retained earnings	2,127	—
Adjustment to purchase price recognized in additional paid in capital	—	1,084
Purchase of noncontrolling interests (3)	(11,909)	(1,792)
Net income (loss) attributable to noncontrolling interests	1,320	(78)
Foreign currency translation	1,250	(60)
Balance as of June 30, 2026	$75,567	$20,141
_________________
(1) During fiscal years 2026 and 2025, we completed acquisitions of immaterial businesses that are part of our PrintBrothers and The Print Group reportable segments. This represents the estimated fair value of the respective noncontrolling interests upon acquisition. Refer to Note 7 for additional details.
(2) During fiscal year 2025, we purchased 49% of the remaining equity interest in one of the smaller businesses previously acquired and included in our PrintBrothers reportable segment for a total purchase price of $4,579, which consisted of $4,058 of cash paid at closing, and $521 of a deferred payment that is payable in fiscal year 2029.
(3) In the second quarter of fiscal year 2026, the minority equity interest holders for one of our smaller businesses within the PrintBrothers reportable segment exercised their put option, which resulted in our purchase of the remaining noncontrolling interests for $11,909. In the third quarter of fiscal year 2026, we purchased the remaining noncontrolling interests in another of our smaller businesses within the PrintBrothers reportable segment for $1,792.
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
As of June 30, 2026, we have numerous operating segments under our management reporting structure, which are reported in the following five reportable segments:
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
•The Print Group - Includes the results of Easyflyer, Exaprint, Mixam, Packstyle, Pixartprinting, and Tradeprint, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in France, Italy, Spain, and the United Kingdom and to a lesser extent in the United States.
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

	Year Ended June 30,
	2026	2025 (1)	2024 (1)
Revenue:
VistaPrint	$1,934,492	$1,824,546	$1,742,663
PrintBrothers	823,155	669,187	639,604
The Print Group	445,628	379,273	355,046
National Pen	446,797	407,238	389,517
All Other Businesses	258,130	227,875	216,720
Total segment revenue	3,908,202	3,508,119	3,343,550
Inter-segment eliminations (2)	(171,559)	(105,040)	(51,694)
Total consolidated revenue	$3,736,643	$3,403,079	$3,291,856
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Year Ended June 30, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,316,469	$—	$10,808	$214,841	$173,521	$1,715,639
Europe	500,472	809,054	380,627	179,654	2,571	1,872,378
Other	109,133	—	342	6,920	32,231	148,626
Inter-segment	8,418	14,101	53,851	45,382	49,807	171,559
Total segment revenue	1,934,492	823,155	445,628	446,797	258,130	3,908,202
Less: inter-segment elimination	(8,418)	(14,101)	(53,851)	(45,382)	(49,807)	(171,559)
Total external revenue	$1,926,074	$809,054	$391,777	$401,415	$208,323	$3,736,643

	Year Ended June 30, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,266,169	$—	$140	$213,093	$165,796	$1,645,198
Europe	454,169	664,109	351,663	156,355	133	1,626,429
Other	100,663	—	—	5,444	25,345	131,452
Inter-segment (1)	3,545	5,078	27,470	32,346	36,601	105,040
Total segment revenue (1)	1,824,546	669,187	379,273	407,238	227,875	3,508,119
Less: inter-segment elimination (1)	(3,545)	(5,078)	(27,470)	(32,346)	(36,601)	(105,040)
Total external revenue	$1,821,001	$664,109	$351,803	$374,892	$191,274	$3,403,079

	Year Ended June 30, 2024
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,232,126	$—	$—	$215,325	$176,017	$1,623,468
Europe	414,407	634,905	347,619	144,704	—	1,541,635
Other	93,751	—	—	5,697	27,305	126,753
Inter-segment (1)	2,379	4,699	7,427	23,791	13,398	51,694
Total segment revenue (1)	1,742,663	639,604	355,046	389,517	216,720	3,343,550
Less: inter-segment elimination (1)	(2,379)	(4,699)	(7,427)	(23,791)	(13,398)	(51,694)
Total external revenue	$1,740,284	$634,905	$347,619	$365,726	$203,322	$3,291,856
_____________________
(1) The prior-period segment results have been adjusted to ensure comparability with the updated methodology used for inter-segment transactions. Refer to the discussion above for further details.

The following tables include segment revenue and significant segment expenses by reportable segment, as well as our reported measure of segment profit or loss, EBITDA, by reportable segment for the years ended June 30, 2026, 2025, and 2024. Total segment EBITDA shown in the tables below is prior to inter-segment eliminations. Refer to the subsequent table for a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes.

	Year Ended June 30, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$1,934,492	$823,155	$445,628	$446,797	$258,130
Less: Cost of revenue	861,748	587,818	279,488	227,267	151,504
Segment gross profit	1,072,744	235,337	166,140	219,530	106,626
Less: Advertising expenses	290,543	27,343	30,697	75,560	43,605
Less: Other operating expenses (2)	452,805	125,849	73,584	117,620	58,129
Add: Depreciation and amortization	57,616	18,389	24,037	12,398	16,735
Add: Other segment items (3)	5,581	108	(55)	1,871	807
Segment EBITDA (4)	$392,593	$100,642	$85,841	$40,619	$22,434

	Year Ended June 30, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$1,824,546	$669,187	$379,273	$407,238	$227,875
Less: Cost of revenue (1)	805,884	475,555	234,820	199,338	130,973
Segment gross profit	1,018,662	193,632	144,453	207,900	96,902
Less: Advertising expenses	278,255	25,498	28,174	75,012	39,404
Less: Other operating expenses (2)	432,791	97,684	63,015	116,536	56,076
Add: Depreciation and amortization	53,166	13,228	20,251	12,662	18,663
Add: Other segment items (3)	6,732	(163)	(1,066)	2,898	2,393
Segment EBITDA (4)	$367,514	$83,515	$72,449	$31,912	$22,478

	Year Ended June 30, 2024
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue (1)	$1,742,663	$639,604	$355,046	$389,517	$216,720
Less: Cost of revenue (1)	749,351	451,965	222,716	182,442	119,301
Segment gross profit	993,312	187,639	132,330	207,075	97,419
Less: Advertising expenses	271,125	18,759	27,816	78,212	40,582
Less: Other operating expenses (2)	417,948	92,362	60,288	115,733	50,482
Add: Depreciation and amortization	54,144	15,164	23,406	16,560	18,376
Add: Other segment items (3)	619	(26)	(885)	553	1,193
Segment EBITDA (4)	$359,002	$91,656	$66,747	$30,243	$25,924
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

(4) For the years ended June 30, 2026, 2025, and 2024 total segment EBITDA was $642,129, $577,868 and $573,572 respectively. In addition to the adjustments described above as part of other segment items, total segment EBITDA excludes the impact of central and corporate costs which is not considered a reportable segment, as well as the elimination of inter-segment transactions which are included in the reconciliation to income (loss) before income taxes as outlined below.
The following table includes a reconciliation of total segment EBITDA to income from operations and income (loss) before income taxes:

	Year Ended June 30,
	2026	2025	2024
Total Segment EBITDA	$642,129	$577,868	$573,572
Central and corporate costs	(159,787)	(155,298)	(152,293)
Elimination (1)	(71,054)	(44,288)	(20,587)
Depreciation and amortization (2)	(151,838)	(141,131)	(151,764)
Proceeds from insurance	(1,241)	—	—
Certain impairment and other adjustments	(923)	(5,353)	(1,154)
Restructuring-related charges	(6,261)	(5,528)	(423)
Total income from operations	251,025	226,270	247,351
Other income (expense), net	11,340	(13,582)	1,583
Interest Expense, net	(105,751)	(115,231)	(119,822)
Loss on early extinguishment of debt	(3,722)	(498)	(666)
Income before income taxes	$152,892	$96,959	$128,446
_____________________
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
(2) For the years ended June 30, 2026, 2025, and 2024, depreciation and amortization includes costs within our central and corporate costs of $22,663, $23,161, and $24,114, respectively.
The following table includes purchases of property, plant, and equipment by reportable segment:

	Year Ended June 30,
	2026	2025	2024
Purchases of property, plant, and equipment:
VistaPrint	$57,600	$39,846	$19,717
PrintBrothers	8,396	9,058	6,040
The Print Group	22,398	25,083	15,078
National Pen	5,649	3,698	4,737
All Other Businesses	5,544	9,404	7,732
Central and corporate costs	656	1,935	1,623
Total purchases of property, plant and equipment	$100,243	$89,024	$54,927
The following table includes capitalization of software and website development costs by reportable segment:

	Year Ended June 30,
	2026	2025	2024
Capitalization of software and website development costs:
VistaPrint	$26,720	$26,572	$25,035
PrintBrothers	3,733	3,084	2,192
The Print Group	5,539	5,018	3,681
National Pen	3,667	4,436	4,019
All Other Businesses	4,981	5,859	5,416
Central and corporate costs	22,407	19,124	17,964
Total capitalization of software and website development costs	$67,047	$64,093	$58,307

Enterprise Wide Disclosures:
    The following table sets forth revenues by significant geographic area:

	Year Ended June 30,
	2026	2025	2024
United States	$1,545,025	$1,488,112	$1,467,785
Germany	639,101	560,173	532,537
Other (1)	1,552,517	1,354,794	1,291,534
Total revenue	$3,736,643	$3,403,079	$3,291,856
__________________
(1) Our other revenue includes Ireland, our country of domicile.
The following table sets forth revenues by groups of similar products and services:

	Year Ended June 30,
	2026	2025	2024
Physical printed products and other (1)	$3,678,441	$3,328,806	$3,207,102
Digital products and design services	58,202	74,273	84,754
Total revenue	$3,736,643	$3,403,079	$3,291,856
__________________
(1) Other revenue includes miscellaneous items, which account for approximately 1% of revenue.
The following table sets forth long-lived assets by geographic area:

	June 30, 2026	June 30, 2025
Long-lived assets (1):
United States	$69,223	$64,615
Netherlands	81,964	67,396
Switzerland	76,154	72,971
Mexico (2)	65,474	16,275
Germany	60,353	37,331
Canada	55,544	66,725
Austria (3)	43,734	9,161
Italy	41,825	41,496
Tunisia	37,039	29,868
France	32,520	31,095
Australia	27,429	23,915
Other	70,715	57,282
Total	$661,974	$518,130
___________________
(1) Excludes goodwill of $850,778 and $826,156, intangible assets, net of $70,580 and $58,348, and deferred tax assets of $50,930 and $61,086 as of June 30, 2026 and June 30, 2025, respectively.
(2) The increase is related to investments in new manufacturing capabilities to support our North American market.
(3) The increase is related to a recent tuck-in acquisition, which is detailed in Note 7.
16. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2046. Our finance leases primarily relate to machinery and plant equipment. Over the past year, we invested in our manufacturing and supply chain footprint both organically and through acquisitions, which resulted in an increase in our leased real estate portfolio.

The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2026 and 2025.

Leases	Consolidated Balance Sheet Classification	June 30, 2026	June 30, 2025
Assets:
Operating right-of-use assets	Operating lease assets, net	$121,022	$83,951
Finance right-of-use assets	Property, plant, and equipment, net	42,812	30,345
Total lease assets		$163,834	$114,296
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$24,753	$22,064
Finance lease liabilities	Other current liabilities	12,331	9,121
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	102,549	66,196
Finance lease liabilities	Other liabilities	36,879	24,501
Total lease liabilities		$176,512	$121,882
The following table represents the lease expenses for the years ended June 30, 2026, 2025, and 2024:

	Year Ended June 30,
	2026	2025	2024
Operating lease expense	$32,900	$25,648	$25,844
Finance lease expense:
Amortization of finance lease assets	8,730	5,791	5,300
Interest on lease liabilities	232	221	226
Variable lease expense	4,141	6,181	5,614
Less: sublease income	(965)	(951)	(904)
Net operating and finance lease cost	$45,038	$36,890	$36,080
Future minimum lease payments under non-cancelable leases as of June 30, 2026 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$31,789	$14,521	$46,310
2 years	27,522	10,792	38,314
3 years	22,298	9,097	31,395
4 years	17,465	6,902	24,367
5 years	12,467	4,954	17,421
Thereafter	49,283	12,975	62,258
Total	160,824	59,241	220,065
Less: present value discount	(33,522)	(10,031)	(43,553)
Lease liability	$127,302	$49,210	$176,512

Our leases have remaining lease terms of 1 to 20 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

	Year Ended June 30,
Supplemental Cash Flow Information	2026	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$31,488	$24,956	$25,015
Operating cash flows from finance leases	232	221	226
Financing cash flows from finance leases	11,740	7,833	10,140

    Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years):
Operating leases	7.40	5.72
Finance leases	5.90	7.19
Weighted-average discount rate:
Operating leases	6.22%	6.09%
Finance leases	6.44%	7.49%

17. Commitments and Contingencies
Debt
    The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2026 are as follows:

2027	$18,472
2028	12,531
2029	11,730
2030	11,603
2031	11,499
Thereafter	1,570,569
Total	$1,636,404
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

All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of June 30, 2026 and 2025 were $65,266 and $64,854, respectively.

The following table presents a rollforward of total outstanding obligations due to suppliers that participate in the supply chain finance program:

Balance at June 30, 2025	$64,854
Invoices confirmed during the year	392,538
Confirmed invoices paid during the year	(389,098)
Foreign currency translation	(3,028)
Balance at June 30, 2026	$65,266

Purchase Obligations
At June 30, 2026, we had unrecorded commitments under contract of $338,206, including third-party cloud services of $211,717; inventory, third-party fulfillment and digital service purchase commitments of $76,939; software of $36,684; professional and consulting fees of $8,936; production and computer equipment purchases of $1,526; advertising of $731; insurance costs of $360; and other unrecorded purchase commitments of $1,313.
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
18. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets, costs to exit loss-making operations, and other related costs including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA. During the years ended June 30, 2026, 2025, and 2024, we recognized restructuring charges of $6,261, $5,528, and $423, respectively.

For the year ended June 30, 2026, restructuring charges included actions within our VistaPrint and National Pen reportable segments of $4,053 and $1,953, respectively, and for the year ended June 30, 2025, restructuring charges included $5,103 within our VistaPrint reportable segment. All other restructuring charges for each period presented were not material. We expect to recognize additional charges associated with these actions during the next fiscal year as we continue to pursue cost efficiency opportunities.

The following table summarizes the restructuring activity during the years ended June 30, 2026 and 2025.

	Severance and Related Benefits	Other Restructuring Costs	Accrued Restructuring Liability
Balance as of June 30, 2024	$370	$—	$370
Restructuring charges	5,490	38	5,528
Cash payments	(2,820)	—	(2,820)
Non-cash charges	—	(38)	(38)
Foreign currency translation	50	—	50
Balance as of June 30, 2025	$3,090	$—	$3,090
Restructuring charges	6,248	13	6,261
Cash payments	(7,998)	—	(7,998)
Non-cash charges	—	(13)	(13)
Foreign currency translation	(14)	—	(14)
Balance as of June 30, 2026	$1,326	$—	$1,326

19. Related Party Transaction

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

20. Subsequent Events

On July 2, 2026, we acquired the Saxoprint and viaprinto businesses of CEWE Stiftung & Co. KGaA for €120,000, subject to a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We used our available cash balance and our senior secured revolving credit facility to fund the transaction. We expect to enter into a sale-leaseback transaction for significant real estate assets owned by Saxoprint, which would substantially reduce the net cash outflow in fiscal year 2027, if completed.

Saxoprint serves business customers and is known for its high-quality low-cost production capabilities for flyers, booklets, brochures, catalogs and magazines. viaprinto is a reseller known for serving business customers through an intuitive user experience and value-added services. These businesses operate in Europe, and will be managed within our PrintBrothers reportable segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2026, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2026, as stated in their report included on page 46.
Item 9B. Other Information
On May 8, 2026, Maarten Wensveen, our Executive Vice President & Chief Technology and MCP Operations Officer, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and that expires on August 31, 2027. The plan provides for sales, on dates and at prices set forth in the plan, of up to 69,687 ordinary shares held by Mr. Wensveen as of the date of the plan adoption.
On May 26, 2026, Sean Quinn, our Executive Vice President and Chief Financial Officer, terminated a Rule 10b5-1(c) trading arrangement previously adopted on February 25, 2026. The terminated arrangement was originally scheduled to expire on July 30, 2027, and authorized the potential sale of up to 121,057 ordinary shares held by Mr. Quinn as of the date of the plan adoption plus additional ordinary shares that became, or could have become, eligible for sale under the arrangement during its originally scheduled term upon the vesting and settlement of equity awards.
On June 5, 2026, Robert Keane, our Chief Executive Officer, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and that expires on February 26, 2027. The plan provides for sales, on dates and at prices set forth in the plan, of up to 126,900 ordinary shares held by Mr. Keane as of the date of the plan adoption.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance,” "Insider Trading Policy," and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2026 Annual General Meeting of Shareholders, which we refer to as our 2026 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2026. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2026 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors," and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2026 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2026 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2026 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

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

4.2	Form of Warrant is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020
4.3	Description of registered securities of Cimpress plc
10.1*	2016 Performance Equity Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
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

10.4*
Form of Performance Share Unit Agreement for members of our Board of Directors under our 2016 Performance Equity Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.5*	2020 Equity Incentive Plan, as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 25, 2024
10.6*	Form of Restricted Share Unit Agreement under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020
10.7*
Form of Performance Share Unit Agreement for employees and executives under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.8*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.9*
Form of Performance Share Unit Agreement for our Board of Directors under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.10*
Form of Performance-Based Restricted Share Unit Agreement based on fiscal year 2024 Cimpress financial performance under the 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023

10.11*
Form of Performance-Based Restricted Share Unit Agreement based on fiscal year 2024 Vista financial performance under the 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023

10.12*
Form of Performance-Based Restricted Share Unit Agreement based on annual fiscal year Cimpress financial performance under the 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025

10.13*
Form of Performance-Based Restricted Share Unit Agreement based on annual fiscal year Vista financial performance under the 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025

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
10.18*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.19*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.20*
Employment Agreement dated May 5, 2024 between Cimpress Puerto Rico LLC and Cimpress USA Incorporated, as employers, and Robert Keane, as employee, is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024

10.21*
Memorandum clarifying relative precedence of agreements dated May 6, 2010 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.22*
Second Amended and Restated Executive Retention Agreement dated as of February 20, 2023 between Cimpress plc and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023

10.23*
Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated July 10, 2019 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.24*
Amendment to Employment Agreement between Cimpress Deutschland GmbH and Florian Baumgartner dated January 1, 2021 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023

10.25*
Addendum Agreement, effective as of February 1, 2026, by and between Vistaprint Deutschland GmbH, as successor by merger to Cimpress Deutschland GmbH, and Florian Baumgartner, relating to the Employment Agreement, dated as of July 10, 2019, by and between Cimpress Deutschland GmbH and Florian Baumgartner, as amended by the Amendment to Employment Agreement, dated January 1, 2021, by and between Cimpress Deutschland GmbH and Florian Baumgartner is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026

10.26*	Executive Retention Agreement between Cimpress plc and Florian Baumgartner dated February 1, 2023 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023
10.27*
Form of Amended and Restated Executive Retention Agreement between Cimpress plc and each of Sean Quinn and Maarten Wensveen is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2023

10.28*
Amendment and Restatement Agreement, dated as of June 4, 2026, among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., Vistaprint Netherlands B.V., and Cimpress USA Incorporated, as borrowers, the lenders named therein as lenders; JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as administrative agents for the lenders, with respect to the senior secured Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, as further amended and restated as of July 13, 2017, as further amended and restated as of May 17, 2021, including the amended and restated Credit Agreement attached as Annex A thereto, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2026

10.29*
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.30*
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between certain Borrowers and Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

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
August 7, 2026                         Cimpress plc

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder and Chief Executive Officer	August 7, 2026
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 7, 2026
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Director	August 7, 2026
Sophie A. Gasperment
/s/ Dessislava Temperley	Director	August 7, 2026
Dessislava Temperley
/s/ Wayne Ting	Director	August 7, 2026
Wayne Ting
/s/ Scott Vassalluzzo	Director	August 7, 2026
Scott Vassalluzzo