Form 10-Q
period 2026-09-30
CIMPRESS plc
filed 2026-10-29
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 26, 2026, there were 24,620,977 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$120,127	$248,851
Accounts receivable, net of allowances of $6,803 and $6,772, respectively	87,381	73,621
Inventory	153,741	136,982
Prepaid expenses and other current assets	110,978	104,998
Assets held for sale	46,303	—
Total current assets	518,530	564,452
Property, plant and equipment, net	404,744	367,160
Operating lease assets, net	118,166	121,022
Software and website development costs, net	104,735	106,788
Deferred tax assets	52,356	50,930
Goodwill	882,633	850,778
Intangible assets, net	87,944	70,580
Other assets	75,774	70,801
Total assets	$2,244,882	$2,202,511
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$304,814	$333,252
Accrued expenses	351,028	324,744
Deferred revenue	56,991	48,534
Short-term debt	49,487	14,620
Operating lease liabilities, current	25,238	24,753
Other current liabilities	29,331	29,687
Total current liabilities	816,889	775,590
Deferred tax liabilities	31,471	24,487
Long-term debt	1,594,683	1,597,361
Operating lease liabilities, non-current	101,234	102,549
Other liabilities	101,653	100,801
Total liabilities	2,645,930	2,600,788
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 11)	78,361	75,567
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 42,590,059 and 42,318,634 shares issued, respectively; 24,618,812 and 24,347,387 shares outstanding, respectively	599	596
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	624,893	623,454
Retained earnings	275,690	279,418
Accumulated other comprehensive loss	(36,883)	(33,903)
Total shareholders’ deficit attributable to Cimpress plc	(499,251)	(493,985)
Noncontrolling interests (Note 11)	19,842	20,141
Total shareholders' deficit	(479,409)	(473,844)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,244,882	$2,202,511
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2026	2025
Revenue	$934,052	$863,277
Cost of revenue (1)	525,891	460,476
Technology and development expense (1)	86,153	84,886
Marketing and selling expense (1)	223,865	210,398
General and administrative expense (1)	63,193	53,996
Amortization of acquired intangible assets	4,936	4,252
Restructuring expense (1)	3,994	298
Income from operations	26,020	48,971
Other income, net	5,949	3,453
Interest expense, net	(26,337)	(28,066)
Income before income taxes	5,632	24,358
Income tax expense	6,623	17,838
Net (loss) income	(991)	6,520
Add: Net (income) loss attributable to noncontrolling interests	(1,678)	1,117
Net (loss) income attributable to Cimpress plc	$(2,669)	$7,637
Basic net (loss) income per share attributable to Cimpress plc	$(0.11)	$0.31
Diluted net (loss) income per share attributable to Cimpress plc	$(0.11)	$0.30
Weighted average shares outstanding — basic	24,484,986	24,574,455
Weighted average shares outstanding — diluted	24,484,986	25,051,742
____________________________________________
(1) Share-based compensation expense is allocated as follows:

	Three Months Ended September 30,
	2026	2025
Cost of revenue	$216	$211
Technology and development expense	4,868	4,941
Marketing and selling expense	2,703	2,686
General and administrative expense	8,124	6,955
Restructuring expense	156	—

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended September 30,
	2026	2025
Net (loss) income	$(991)	$6,520
Other comprehensive (loss) income, net of tax:
Foreign currency translation losses, net of hedges	(4,536)	(523)
Net unrealized gains on derivative instruments designated and qualifying as cash flow hedges	3,080	291
Amounts reclassified from accumulated other comprehensive income (loss) to net (loss) income for derivative instruments	(1,268)	(720)
Net unrealized losses on derivative instruments designated and qualifying as fair value hedges	(490)	—
Comprehensive (loss) income	(4,205)	5,568
Add: Comprehensive (income) loss attributable to noncontrolling interests	(1,444)	1,113
Total comprehensive (loss) income attributable to Cimpress plc	$(5,649)	$6,681

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2025	42,449	$597	(17,971)	$(1,363,550)	$592,315	$225,117	$(37,969)	$(583,490)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	11	—	—	—	508	—	—	508
Purchase and cancellation of ordinary shares	(45)	(1)	—	—	(674)	(2,051)	—	(2,726)
Share-based awards vested, net of shares withheld for taxes	224	4	—	—	(6,707)	—	—	(6,703)
Share-based compensation expense	—	—	—	—	14,474	—	—	14,474
Net income attributable to Cimpress plc	—	—	—	—	—	7,637	—	7,637
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(429)	(429)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(527)	(527)
Balance at September 30, 2025	42,639	$600	(17,971)	$(1,363,550)	$599,916	$230,703	$(38,925)	$(571,256)

Balance at June 30, 2026	42,319	$596	(17,971)	$(1,363,550)	$623,454	$279,418	$(33,903)	$(493,985)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	3	—	—	—	156	—	—	156
Share-based awards vested, net of shares withheld for taxes	268	3	—	—	(13,761)	—	—	(13,758)
Share-based compensation expense	—	—	—	—	15,439	—	—	15,439
Net loss attributable to Cimpress plc	—	—	—	—	—	(2,669)	—	(2,669)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(1,059)	—	(1,059)
Decrease in noncontrolling interest due to share purchase	—	—	—	—	(395)	—	—	(395)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	2,046	2,046
Net unrealized loss on derivative instruments designated and qualifying as fair value hedges	—	—	—	—	—	—	(490)	(490)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(4,536)	(4,536)
Balance at September 30, 2026	42,590	$599	(17,971)	$(1,363,550)	$624,893	$275,690	$(36,883)	$(499,251)

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2026	2025
Operating activities
Net (loss) income	$(991)	$6,520
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,280	36,618
Share-based compensation expense	16,067	14,793
Deferred taxes	(3,674)	2,772
Unrealized gain on derivatives not designated as hedging instruments included in net (loss) income	(7,690)	(6,143)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	4,935	(1,533)
Other non-cash items	(325)	2,092
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(10,905)	(12,648)
Inventory	(14,388)	(10,635)
Prepaid expenses and other assets	(1,601)	(3,244)
Accounts payable	(23,407)	(13,193)
Accrued expenses and other liabilities	26,628	9,660
Net cash provided by operating activities	28,929	25,059
Investing activities
Purchases of property, plant and equipment	(22,803)	(26,353)
Business acquisitions, net of cash acquired	(131,557)	—
Capitalization of software and website development costs	(16,429)	(17,286)
Proceeds from the sale of assets	1,053	821
Proceeds from the settlement of derivatives designated as hedging instruments	617	—
Net cash used in investing activities	(169,119)	(42,818)
Financing activities
Proceeds from borrowings of debt	100,848	182
Payments of debt	(69,529)	(3,916)
Payments of finance lease obligations	(3,120)	(2,001)
Purchase of noncontrolling interests	(403)	—
Proceeds from issuance of ordinary shares	156	508
Purchase of ordinary shares	—	(2,726)
Payments of withholding taxes in connection with equity awards	(13,758)	(6,703)
Net cash provided by (used in) financing activities	14,194	(14,656)
Effect of exchange rate changes on cash	(2,728)	(1,062)
Net decrease in cash and cash equivalents	(128,724)	(33,477)
Cash and cash equivalents at beginning of period	248,851	233,982
Cash and cash equivalents at end of period	$120,127	$200,505

Supplemental disclosures of cash flow information
Cash paid for interest	37,185	37,480
Cash received for interest	4,227	3,127
Cash paid for income taxes	11,730	12,813
Non-cash investing and financing activities
Property and equipment acquired under finance leases	9,950	1,381
Amounts accrued related to property, plant and equipment	9,883	14,586
Amounts accrued related to capitalized software development costs	625	154

See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
Cimpress plc (the "Company") helps millions of businesses build brands, stand out, and grow via customized physical marketing products and branded merchandise. Cimpress is the global leader in web-to-print mass customization, delivering high-quality, affordable custom products quickly and conveniently—even in low quantities. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy that seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
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

Assets Held for Sale
We classify long-lived assets (or disposal groups) as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, and it is unlikely that significant changes to the plan will be made. Assets and liabilities classified as held for sale are presented separately on the consolidated balance sheet. We evaluate the scope of any planned asset sale to determine whether it represents a strategic shift that has or will have a major effect on our operations and financial results. If this criteria is met, the results of operations for the disposal group are presented as discontinued operations in the consolidated statements of operations. Assets classified as held for sale are measured at the lower of their carrying amount or fair value less estimated costs to sell, and we cease recognizing depreciation and amortization expense on these assets. However, assets acquired in a business combination that meet the held-for-sale criteria at the acquisition date are initially recognized at fair value less estimated costs to sell. Refer to Note 6 for additional details.

Other Income, Net
The following table summarizes the components of other income, net.

	Three Months Ended September 30,
	2026	2025
Gains on derivatives not designated as hedging instruments (1)	$6,554	$3,451
Currency-related losses, net (2)	(2,817)	(181)
Other gains	2,212	183
Total other income, net	$5,949	$3,453
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments. For contracts not designated as hedging instruments, we realized losses of $1,136 and $2,692 for the three months ended September 30, 2026 and 2025, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares.

	Three Months Ended September 30,
	2026	2025
Weighted-average shares outstanding, basic	24,484,986	24,574,455
Weighted-average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/warrants (1)(2)	—	477,287
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	24,484,986	25,051,742
Weighted-average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)(2)	1,692,178	1,955,243
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

	September 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$12,796	$—	$12,796	$—
Currency forward contracts	13,185	—	13,185	—
Total assets recorded at fair value	$25,981	$—	$25,981	$—

Liabilities
Cross-currency swap contracts	$(22,222)	$—	$(22,222)	$—
Currency forward contracts	(2,571)	—	(2,571)	—
Currency option contracts	(1,641)	—	(1,641)	—
Total liabilities recorded at fair value	$(26,434)	$—	$(26,434)	$—

	June 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$10,951	$—	$10,951	$—
Currency forward contracts	6,083	—	6,083	—
Total assets recorded at fair value	$17,034	$—	$17,034	$—

Liabilities
Cross-currency swap contracts	$(24,566)	$—	$(24,566)	$—
Currency forward contracts	(2,834)	—	(2,834)	—
Currency option contracts	(2,703)	—	(2,703)	—
Total liabilities recorded at fair value	$(30,103)	$—	$(30,103)	$—
During the three months ended September 30, 2026 and 2025, there were no significant transfers in or out of Level 1, Level 2, and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2026, we have assessed the impact of the credit valuation adjustments and determined that it is not significant to the overall valuation of our derivatives and, as a result, that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
As of September 30, 2026 and June 30, 2026, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2026 and June 30, 2026, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,667,631 and $1,636,404, respectively, and the fair value was $1,654,812 and $1,643,976, respectively. Our debt at September 30, 2026 includes variable-rate debt instruments indexed to Term SOFR that reset periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.
The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If a derivative is designated as a cash flow hedge, fair value hedge, or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. We previously had designated an intercompany loan as a net investment hedge, and any unrealized currency gains and losses on the loan were recorded in accumulated other comprehensive loss. Additionally, any ineffectiveness associated with an effective and designated hedge is recognized within accumulated other comprehensive loss. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings as a component of other income, net.

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
As of September 30, 2026, we estimate that $8,380 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2027. As of September 30, 2026, we had six effective outstanding interest rate swap contracts that were indexed to Term or Daily SOFR. Our interest rate swap contracts have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2026 (1)	$350,000
Contracts with a future start date	80,000
Total	$430,000
________________________
(1) Based on contracts outstanding as of September 30, 2026, the notional value of our contracted interest rate swaps accruing interest will fluctuate between $320,000 and $380,000 through April 2028 based on layered start dates and maturities.
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
As of September 30, 2026, we had one outstanding cross-currency swap contract designated as a net investment hedge with a total notional amount of $254,547, maturing during September 2028. We entered into the cross-currency swap contract to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
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
As of September 30, 2026, we had two currency forward contracts designated as net investment hedges with a notional amount of $75,874, with varying start and maturity dates through December 2027. The impact of net investment hedges is recognized in accumulated other comprehensive loss as a component of translation adjustments, net of hedges, and would only be reclassified to earnings if the hedged subsidiaries were no longer consolidated entities.

As of September 30, 2026, we had one currency forward contract designated as a fair value hedge with a notional amount of $151,094, maturing during June 2031. The periodic mark-to-market change in the spot exchange rate of fair value hedges is recognized in other income, net, which offsets the mark-to-market foreign currency revaluation of the underlying intercompany loan. We have elected to exclude the forward points component from the assessment of hedge effectiveness. Accordingly, the initial forward points component is recorded in accumulated other comprehensive loss and is amortized on a straight-line basis into other income, net over the life of the forward contract. Any subsequent mark-to-market changes related to the forward points component are recognized and retained in accumulated other comprehensive loss until the contract's maturity.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2026 and 2025, we experienced volatility within other income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience volatility in our GAAP results as a result of our currency hedging program.
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
As of September 30, 2026, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were primarily used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in the Australian Dollar, Canadian Dollar, Czech Koruna, Danish Krone, Euro, GBP, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$1,001,965	December 2024 through September 2026	Various dates through September 2028	631	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2026 and June 30, 2026. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2026
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$12,796	$—	$12,796	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(22,222)	—	(22,222)
Currency forward contracts	Other current assets / other assets	1,380	—	1,380	Other current liabilities / other liabilities	—	—	—
Derivatives in fair value hedging relationships
Currency forward contracts	Other assets	382	—	382	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$14,558	$—	$14,558		$(22,222)	$—	$(22,222)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$20,180	$(8,757)	$11,423	Other current liabilities / other liabilities	$(2,898)	$327	$(2,571)
Currency option contracts	Other current assets	—	—	—	Other current liabilities	(1,942)	301	(1,641)
Total derivatives not designated as hedging instruments		$20,180	$(8,757)	$11,423		$(4,840)	$628	$(4,212)

	June 30, 2026
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$10,951	$—	$10,951	Other current liabilities / other liabilities	$—	$—	$—
Derivatives in net investment hedging relationships
Cross-currency swap	Other assets	—	—	—	Other liabilities	(24,566)	—	(24,566)
Currency forward contracts	Other assets	1,037	—	1,037	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$11,988	$—	$11,988		$(24,566)	$—	$(24,566)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$14,221	$(9,175)	$5,046	Other current liabilities / other liabilities	$(3,300)	$466	$(2,834)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(2,772)	69	(2,703)
Total derivatives not designated as hedging instruments		$14,221	$(9,175)	$5,046		$(6,072)	$535	$(5,537)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income, net of tax, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Derivatives in cash flow hedging relationships
Interest rate swaps	$3,080	$291
Derivatives in net investment hedging relationships
Cross-currency swaps	2,108	950
Currency forward contracts	1,052	205
Derivatives in fair value hedging relationships
Currency forward contracts	(490)	—
Total	$5,750	$1,446

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025:

	Amount of Net (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into (Loss) Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2026	2025
Derivatives in cash flow hedging relationships
Interest rate swaps	$(1,343)	$(882)	Interest expense, net
Derivatives in net investment hedging relationships
Currency forward contracts	(267)	—	Interest expense, net
Total before income tax	(1,610)	(882)	Income before income taxes
Income tax	342	162	Income tax expense
Total	$(1,268)	$(720)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three months ended September 30, 2026 and 2025 for derivative instruments for which we did not elect hedge accounting:

	Amount of Gain (Loss) Recognized in Net (Loss) Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2026	2025
Currency contracts	$6,554	$3,451	Other income, net
Total	$6,554	$3,451
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $236, for the three months ended September 30, 2026:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on fair value hedges (2)	Losses on pension benefit obligations	Translation adjustments, net of hedges (3)	Total
Balance as of June 30, 2026	$6,370	$—	$(1,236)	$(39,037)	$(33,903)
Other comprehensive income (loss) before reclassifications	3,080	(490)	—	(4,302)	(1,712)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(1,034)	—	—	(234)	(1,268)
Net current period other comprehensive income (loss)	2,046	(490)	—	(4,536)	(2,980)
Balance as of September 30, 2026	$8,416	$(490)	$(1,236)	$(43,573)	$(36,883)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap contracts designated in cash flow hedging relationships.
(2) Gains (losses) on fair value hedges include our currency forward contracts designated in fair value hedging relationships.
(3) As of September 30, 2026 and June 30, 2026, the translation adjustment is inclusive of both the realized and unrealized effects of our net investment hedges. Gains (losses) on currency forward and cross-currency swap contracts designated as net investment hedges, net of tax, of $1,082 and $(1,844) have been included in accumulated other comprehensive loss as of September 30, 2026 and June 30, 2026, respectively. Intercompany loan hedge gains, net of tax, which are associated with a previously settled loan of $42,159 have been included in accumulated other comprehensive loss for both periods presented.

6. Business Combinations
Acquisition of Saxoprint and viaprinto
On July 2, 2026, we acquired all of the outstanding equity interests of the Saxoprint and viaprinto businesses of CEWE Stiftung & Co. KGaA (collectively, "Saxoprint") for total purchase consideration of $141,081 (€123,996 based on the exchange rate on the acquisition date). We funded the acquisition in cash using our available cash balance and our senior secured revolving credit facility.

Saxoprint, based in Dresden, Germany, serves business customers and is known for its high-quality low-cost production capabilities for flyers, booklets, brochures, catalogs and magazines. viaprinto is a reseller known for serving business customers through an intuitive user experience and value-added services. The acquisition extends our deep expertise and scale advantages in manufacturing. We expect to drive significant synergies by in-sourcing the production of certain products across other Cimpress businesses to Saxoprint's production capabilities and expanding Saxoprint's product offerings by sourcing products from our focused production hubs across Europe. These businesses operate in Europe, and will be managed within our PrintBrothers reportable segment.

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to company-specific synergies that we expect to achieve through the acquisition, as well as manufacturing process and know-how and their assembled workforce. The goodwill balance has been attributed to the PrintBrothers reportable segment and $8,861 of the goodwill balance is deductible for tax purposes.

We identified and valued Saxoprint's intangible assets, which include their trade names, customer relationships, and developed technologies. During the first quarter of fiscal year 2027, we approved a plan to market and execute a sale-leaseback of their manufacturing facility, and as a result, we classified the asset as held for sale as of the acquisition date. We measured the fair value of the asset based on the estimated sale price less selling costs using a market approach considering observable market data and other unobservable pricing indications (a Level 3 fair value measurement), which resulted in an initial fair value of $46,449. Our preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing our valuation analysis, including certain valuation assumptions. The final determination may result in changes in the fair value of certain assets and liabilities as compared to our preliminary estimates, which we expect to finalize during the second quarter of fiscal year 2027.

The preliminary fair value of the assets acquired and liabilities assumed as well as the residual goodwill was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$9,524	n/a
Accounts receivable, net	3,973	n/a
Inventory	7,339	n/a
Property, plant and equipment, net	30,838	n/a
Assets held for sale	46,449	n/a
Other assets	2,604	n/a
Accounts payable	(409)	n/a
Accrued expenses	(8,198)	n/a
Deferred revenue	(859)	n/a
Deferred tax liabilities	(7,986)	n/a
Other liabilities	(1,145)	n/a
Identifiable intangible assets:
Customer relationships	11,150	7 years
Trade names	5,507	10 years
Developed technologies	5,814	3 years
Goodwill	36,480	n/a
Total purchase price	$141,081	n/a

Saxoprint has been included in our consolidated financial statements starting on its acquisition date. The revenue and earnings of Saxoprint included in our consolidated financial statements for the three months ended September 30, 2026 are not material. Separate financial results and proforma financial information were not required for the acquisition. In connection with the acquisition, we incurred an immaterial amount in general and administrative expenses, as part of our central and corporate costs during the three months ended September 30, 2026, primarily related to legal, financial, and other professional services.
7. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2026 and June 30, 2026 was as follows:

	VistaPrint	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2026	$303,229	$164,784	$187,844	$194,921	$850,778
Acquisitions (1)	—	36,480	—	—	36,480
Effect of currency translation adjustments (2)	(2,071)	(1,413)	(1,141)	—	(4,625)
Balance as of September 30, 2026	$301,158	$199,851	$186,703	$194,921	$882,633
________________________
(1) On July 2, 2026, we acquired Saxoprint, which is included in our PrintBrothers reportable segment. Refer to Note 6 for additional details.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
8. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2026	June 30, 2026
Compensation costs	$89,007	$93,176
Income and indirect taxes	58,197	57,417
Advertising costs (1)	61,787	33,706
Third-party manufacturing and digital content costs	23,820	23,600
Variable compensation incentives	10,674	15,858
Shipping costs	19,643	12,291
Interest payable	3,261	12,099
Sales returns	6,203	5,542
Professional fees	4,715	5,026
Restructuring costs	3,287	1,326
Other	70,434	64,703
Total accrued expenses	$351,028	$324,744
________________________
(1) The increase in advertising costs is partially due to increased spend during the first quarter of our fiscal year, as well as impacts from invoice timing.

Other current liabilities included the following:

	September 30, 2026	June 30, 2026
Short-term derivative liabilities	$13,366	$15,113
Current portion of finance lease obligations	13,120	12,331
Other	2,845	2,243
Total other current liabilities	$29,331	$29,687

Other liabilities included the following:

	September 30, 2026	June 30, 2026
Long-term derivative liabilities	$22,453	$24,700
Long-term finance lease obligations	42,883	36,879
Long-term compensation incentives	5,523	9,233
Long-term pension liabilities	9,060	8,616
Deferred acquisition payments	7,871	7,881
Other	13,863	13,492
Total other liabilities	$101,653	$100,801
9. Debt

	September 30, 2026	June 30, 2026
7.375% Senior Notes due 2032	$525,000	$525,000
Senior secured credit facility	1,129,500	1,097,250
Other	13,131	14,154
Debt issuance costs and discounts, net of debt premiums	(23,461)	(24,423)
Total debt outstanding, net	1,644,170	1,611,981
Less: short-term debt (1)(2)	49,487	14,620
Long-term debt	$1,594,683	$1,597,361
_____________________
(1) Balances as of September 30, 2026 and June 30, 2026 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,852 in both periods presented.
(2) The increase in short-term debt is due to $35,000 of borrowings on our senior secured revolving credit facility during the current quarter. The borrowings were used to fund the acquisition of our Saxoprint business. Refer to Note 6 for additional details.
Our various debt arrangements described below contain customary representations, warranties, and events of default. As of September 30, 2026, we were in compliance with all covenants in those debt contracts, including our amended and restated senior secured credit agreement dated as of June 4, 2026 ("Restated Credit Agreement") and the indenture governing our 7.375% senior unsecured notes due September 15, 2032 ("2032 Notes").
Senior Secured Credit Facility
Our Restated Credit Agreement consists of the following as of September 30, 2026:
•a $1,094,500 Term Loan B that bears interest at Term SOFR (with a Term SOFR rate floor of 0%) plus 2.50%, which amortizes over the loan period, with a maturity date of June 4, 2033 (subject to an earlier maturity on June 16, 2032 if the 2032 Notes have not been repaid, refinanced or extended as specified in the Restated Credit Agreement), and
•a $250,000 senior secured revolving credit facility with a maturity date of June 4, 2031 (the “Revolving Credit Facility”), with outstanding borrowings of $35,000.
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

As of September 30, 2026, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 5.89%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.25% to 0.40% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral under our Restated Credit Agreement.
Senior Notes
We have issued $525,000 in 2032 Notes, which are unsecured. We can redeem some or all of the 2032 Notes at the redemption prices specified in the indenture that governs the 2032 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of September 30, 2026, we have not redeemed any of the 2032 Notes.
Other Debt
Other debt primarily consists of term loans acquired through acquisitions or used to fund certain capital investments. As of September 30, 2026 and June 30, 2026, we had $13,131 and $14,154, respectively, outstanding for those obligations that are payable through September 2037.
10. Income Taxes
Our income tax expense was $6,623 and $17,838 for the three months ended September 30, 2026 and 2025, respectively. Income tax expense decreased versus the prior comparative period primarily due to decreased income before income taxes and various immaterial discrete items in both periods. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. These losses with no tax benefit were excluded in calculating income tax expense for the three months ended September 30, 2026 and 2025, in accordance with GAAP. We continuously analyze our valuation allowance positions and the weight of objective and verifiable evidence of actual results against the more subjective evidence of anticipated future income over the expected allowable recovery period. Changes to anticipated future income or the allowable recovery period could result in a full or partial release in the valuation allowance.

As of September 30, 2026, we had unrecognized tax benefits of $15,540, including accrued interest and penalties of $142. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $2,298 of unrecognized tax benefits would reduce our tax expense. We believe we have appropriately provided for all tax uncertainties.

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
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance as of June 30, 2026	$75,567	$20,141
Accretion to redemption value recognized in retained earnings	1,059	—
Adjustment to purchase price recognized in additional paid-in capital	395	—
Purchase of noncontrolling interests (1)	(403)	—
Net income (loss) attributable to noncontrolling interests	1,804	(126)
Foreign currency translation	(61)	(173)
Balance as of September 30, 2026 (2)	$78,361	$19,842
_________________
(1) In the first quarter of fiscal year 2027, we purchased the remaining noncontrolling interest in one of our smaller businesses within the PrintBrothers reportable segment for $403.
(2) During the current quarter, a put option window opened for the minority interest holders in one of our smaller businesses. The holders have exercised that option, which will result in the purchase of their outstanding shares in the second quarter of the current fiscal year for $9,602.
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), for purposes of making decisions about how to allocate resources and assess performance.
As of September 30, 2026, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
•PrintBrothers - Includes the results of druck.at, Printdeal, Saxoprint, and WIRmachenDRUCK, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in Austria, Belgium, Germany, the Netherlands, and Switzerland.
•The Print Group - Includes the results of Easyflyer, Exaprint, Mixam, Pixartprinting, and Tradeprint, a group of Upload & Print businesses that serve graphic professionals throughout Europe, primarily in France, Italy, Spain, and the United Kingdom, and to a lesser extent in the United States.
•National Pen - Serves small businesses across geographies including North America, Europe, and Australia. The pens.com branded business sells through their ecommerce site and is supported by digital marketing methods as well as direct mail and telesales. National Pen focuses on customized writing instruments and promotional products, apparel, and gifts for small- and medium-sized businesses.
•All Other Businesses - Includes two businesses grouped together based on materiality, and includes teams working on the development of new channels.
◦BuildASign is an e-commerce provider of canvas-print wall décor, business signage, and other large-format printed products.
◦Printi is a smaller business that is an online printing leader in Brazil.
◦New channels includes our recently announced strategic partnership with Canva, who is one of the world's largest design platforms, as well as other new channels that we are developing.

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

	Three Months Ended September 30,
	2026	2025
Revenue:
VistaPrint	$464,412	$454,909
PrintBrothers	235,919	184,711
The Print Group	109,274	96,710
National Pen	104,365	103,209
All Other Businesses	72,492	61,742
Total segment revenue	986,462	901,281
Inter-segment eliminations (1)	(52,410)	(38,004)
Total consolidated revenue	$934,052	$863,277
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended September 30, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$320,942	$—	$8,367	$53,200	$46,998	$429,507
Europe	110,510	232,417	85,514	35,976	1,455	465,872
Other	27,823	—	476	1,717	8,657	38,673
Inter-segment	5,137	3,502	14,917	13,472	15,382	52,410
Total segment revenue	464,412	235,919	109,274	104,365	72,492	986,462
Less: inter-segment elimination	(5,137)	(3,502)	(14,917)	(13,472)	(15,382)	(52,410)
Total external revenue	$459,275	$232,417	$94,357	$90,893	$57,110	$934,052

	Three Months Ended September 30, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$317,720	$—	$618	$53,431	$41,942	$413,711
Europe	109,482	181,449	85,543	36,951	186	413,611
Other	26,255	—	—	1,653	8,047	35,955
Inter-segment	1,452	3,262	10,549	11,174	11,567	38,004
Total segment revenue	454,909	184,711	96,710	103,209	61,742	901,281
Less: inter-segment elimination	(1,452)	(3,262)	(10,549)	(11,174)	(11,567)	(38,004)
Total external revenue	$453,457	$181,449	$86,161	$92,035	$50,175	$863,277
The following tables include segment revenue and significant segment expenses by reportable segment, as well as our reported measure of segment profit or loss, EBITDA, by reportable segment for the three months ended September 30, 2026 and 2025. Total segment EBITDA shown in the tables below is prior to inter-segment eliminations. Refer to the subsequent table for a reconciliation of total segment EBITDA to income from operations and income before income taxes.

	Three Months Ended September 30, 2026
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$464,412	$235,919	$109,274	$104,365	$72,492
Less: Cost of revenue	219,204	170,906	72,758	49,858	44,198
Segment gross profit	245,208	65,013	36,516	54,507	28,294
Less: Advertising expenses	74,475	7,293	5,948	23,586	11,104
Less: Other operating expenses (1)	107,214	42,466	19,841	29,163	15,702
Add: Depreciation and amortization	15,381	8,350	7,893	3,368	3,830
Add: Other segment items (2)	1,758	713	(546)	246	109
Segment EBITDA (3)	$80,658	$24,317	$18,074	$5,372	$5,427

	Three Months Ended September 30, 2025
	VistaPrint	PrintBrothers	The Print Group	National Pen	All Other

Total segment revenue	$454,909	$184,711	$96,710	$103,209	$61,742
Less: Cost of revenue	201,921	132,136	61,031	53,362	34,185
Segment gross profit	252,988	52,575	35,679	49,847	27,557
Less: Advertising expenses	66,504	6,009	6,100	26,596	10,574
Less: Other operating expenses (1)	111,171	25,322	16,110	28,727	12,314
Add: Depreciation and amortization	14,297	3,571	5,541	3,026	4,398
Add: Other segment items (2)	376	924	(339)	58	13
Segment EBITDA (3)	$89,986	$25,739	$18,671	$(2,392)	$9,080
__________________
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
(3) For the three months ended September 30, 2026 and 2025, total segment EBITDA was $133,848 and $141,084, respectively. In addition to the adjustments described above as part of other segment items, total segment EBITDA excludes the impact of central and corporate costs which is not considered a reportable segment, as well as the elimination of inter-segment transactions which are included in the reconciliation to income before income taxes as outlined below.

The following table includes a reconciliation of total segment EBITDA to income from operations and income before income taxes:

	Three Months Ended September 30,
	2026	2025
Total Segment EBITDA	$133,848	$141,084
Central and corporate costs	(37,587)	(38,635)
Elimination (1)	(21,505)	(15,835)
Depreciation and amortization (2)	(44,280)	(36,618)
Proceeds from insurance	(210)	—
Certain impairment and other adjustments	(252)	(727)
Restructuring-related charges	(3,994)	(298)
Total income from operations	26,020	48,971
Other income, net	5,949	3,453
Interest Expense, net	(26,337)	(28,066)
Income before income taxes	$5,632	$24,358
__________________
(1) Includes the elimination of inter-segment profit that relates to cross-Cimpress transactions, in which the merchant business is cross charged the variable cost of fulfillment and the fulfiller business receives a markup on the cost to fulfill the related orders. These inter-segment profits are eliminated at a consolidated level.
(2) For the three months ended September 30, 2026 and 2025, depreciation and amortization includes costs within our central and corporate costs of $5,458 and $5,785, respectively.

	Three Months Ended September 30,
	2026	2025
Purchases of property, plant and equipment:
VistaPrint	$12,909	$10,616
PrintBrothers	4,435	2,404
The Print Group	2,920	9,090
National Pen	1,082	2,471
All Other Businesses	1,166	1,564
Central and corporate costs	291	208
Total purchases of property, plant and equipment	$22,803	$26,353

	Three Months Ended September 30,
	2026	2025
Capitalization of software and website development costs:
VistaPrint	$6,916	$6,563
PrintBrothers	827	1,294
The Print Group	1,481	1,245
National Pen	772	1,035
All Other Businesses	1,127	1,312
Central and corporate costs	5,306	5,837
Total capitalization of software and website development costs	$16,429	$17,286

The following table sets forth long-lived assets by geographic area:

	September 30, 2026	June 30, 2026
Long-lived assets (1):
United States	$72,537	$69,223
Netherlands	84,043	81,964
Switzerland	74,328	76,154
Mexico	67,895	65,474
Germany (2)	88,833	60,353
Canada	53,779	55,544
Austria	43,265	43,734
Italy	43,205	41,825
Tunisia	34,715	37,039
France	31,084	32,520
Australia	27,033	27,429
Other	79,038	70,715
Total	$699,755	$661,974
___________________
(1) Excludes goodwill of $882,633 and $850,778, intangible assets, net of $87,944 and $70,580, and deferred tax assets of $52,356 and $50,930 as of September 30, 2026 and June 30, 2026, respectively.
(2) The increase in long-lived assets located in Germany was largely due to the Saxoprint acquisition. Refer to Note 6 for additional details.
13. Commitments and Contingencies
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
All unpaid obligations to our supply chain finance provider are included in accounts payable in the consolidated balance sheets, and payments we make under the program are reflected as a reduction to net cash provided by operating activities in the consolidated statements of cash flows. The outstanding obligations with our supply chain finance provider that are included in accounts payable in our consolidated balance sheets as of September 30, 2026 and June 30, 2026 were $58,781 and $65,266, respectively.
Purchase Obligations
At September 30, 2026, we had unrecorded commitments under contract of $310,257, including third-party cloud services of $192,636; inventory, third-party fulfillment and digital service purchase commitments of $70,124; software of $30,830; professional and consulting fees of $11,418; production and computer equipment purchases of $1,690; advertising of $1,118; and other unrecorded purchase commitments of $2,441.
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
14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, write-off of assets, costs to exit loss-making operations, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services. All restructuring costs are excluded from segment and adjusted EBITDA. During the three months ended September 30, 2026 and 2025, we recognized restructuring charges of $3,994 and $298, respectively.

For the three months ended September 30, 2026, restructuring charges included cost reduction actions within our Central and corporate costs of $2,186, and within our VistaPrint and PrintBrothers reportable segments of $1,005 and $558, respectively. All other restructuring charges for each period presented were not material. We expect to recognize additional charges associated with these actions during the current fiscal year as we continue to execute against cost efficiency opportunities.

The following table summarizes the restructuring activity during the three months ended September 30, 2026.

	Severance and Related Benefits	Other Restructuring Costs	Accrued Restructuring Liability
Balance as of June 30, 2026	$1,326	$—	$1,326
Restructuring charges	3,984	10	3,994
Cash payments	(1,853)	—	(1,853)
Non-cash charges	(156)	(10)	(166)
Foreign currency translation	(14)	—	(14)
Balance as of September 30, 2026	$3,287	$—	$3,287

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the impact of interest rate and currency fluctuations, the impact of U.S. tariffs (including potential changes in related trade policies and potential mitigation actions and related estimates, cost impacts, pricing changes and changes in customer demand), sources of liquidity to fund future operations, future payment terms with suppliers, the timing of adoption of certain accounting standards, legal proceedings, our ability to prevail in our appeal of an adverse land duty tax assessment, indefinitely reinvested earnings, unrecognized tax benefits, our effective tax rate, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” "assume," “designed,” “potential,” "possible," “continue,” “target,” “seek,” "likely," "will" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints and fluctuating inflation; our inability to make investments in our business and allocate our capital as planned or the failure of those investments and allocations to achieve the results we expect; costs and disruptions caused by acquisitions and minority investments; the failure of businesses we acquire or invest in to perform as expected; the failure to realize anticipated synergies between our existing businesses and recently acquired businesses; loss of key personnel or our inability to recruit talented personnel; our failure to develop and deploy our mass customization platform or the failure of the mass customization platform to drive the performance, efficiencies and competitive advantage we expect; unanticipated changes in our markets, customers, or businesses; disruptions caused by geopolitical events or political instability and war in Ukraine, Israel, the Middle East or elsewhere; changes in governmental policies, laws and regulations, or in the enforcement or interpretation of governmental policies, laws and regulations, that affect our businesses, including related to import tariffs; our failure to manage the growth and complexity of our business; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as updated, if applicable, by this Report on Form 10-Q and the documents that we periodically file with the SEC.
Executive Overview
Cimpress helps millions of businesses build brands, stand out, and grow via customized physical marketing products and branded merchandise. Cimpress is the global leader in web-to-print mass customization, delivering high-quality, affordable custom products quickly and conveniently, even in low quantities. Our products and services include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, design and digital marketing services, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy that seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
As of September 30, 2026, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: VistaPrint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Our All Other Businesses includes the results from the launch of our new strategic partnership with Canva, who is one of the world's largest design platforms. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before net cash interest payments; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, organic constant-currency revenue growth (which excludes the impact of acquisitions/divestitures), operating income, net income, adjusted EBITDA, cash flow from operations, and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 follows:
•Revenue increased by 8% to $934.1 million.
•Organic constant-currency revenue growth (a non-GAAP financial measure) was 2%.
•Operating income decreased by $23.0 million to $26.0 million.
•Net (loss) income decreased by $7.5 million to a loss of $1.0 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $8.9 million to $89.8 million.
•Diluted net (loss) income per share attributable to Cimpress plc decreased by $0.41 to a loss of $0.11.
•Cash provided by operating activities increased by $3.9 million to $28.9 million.
•Adjusted free cash flow (a non-GAAP financial measure) increased by $8.5 million to an outflow of $9.3 million.
For the three months ended September 30, 2026, the increase in reported revenue was driven by revenue contributions from our recently acquired businesses and external organic constant-currency growth across most of our reportable segments. Across our businesses, we continue to see stronger growth across our assortment of elevated products, while volume pressure continues to exist in certain legacy product categories alongside continued declines in select sales channels, including resellers in certain European markets.
Operating income decreased by $23.0 million to $26.0 million for the three months ended September 30, 2026. The decrease was driven in part by items that negatively impacted gross profit, including $5.9 million of planned higher net start-up costs for our North American manufacturing network, $5.8 million in increased depreciation and amortization, primarily tied to recent manufacturing equipment investments, $4.2 million from the net impact of duties and new Section 338 and 301 tariffs on certain goods sold to U.S. customers, and $1.8 million in higher energy-related input costs, net of pricing increases. These costs were partially offset by a $7.5 million benefit from tariff refunds related to previously incurred costs. Operating income was also impacted by $3.7 million of increased restructuring charges related to cost reductions that will benefit future periods, $1.4 million from the non-recurrence of a compensation benefit in the year-ago period, and $0.7 million of increased amortization related to recent acquisitions.
Net (loss) income decreased $7.5 million during the three months ended September 30, 2026, as compared to the prior year. The net (loss) income decrease was driven by the operating income decline described above, partially offset by higher unrealized hedging gains and lower income tax expenses.
Adjusted EBITDA decreased by $8.9 million during the three months ended September 30, 2026, for similar reasons as the decrease in operating income as described above, with the exception of depreciation and amortization expense and restructuring charges that are excluded from adjusted EBITDA. Partially offsetting the decrease is year-over-year currency benefits of $1.7 million. Tuck-in acquisitions within the PrintBrothers and The Print Group reportable segments contributed $3.3 million to adjusted EBITDA, net of transaction-related costs, for the three months ended September 30, 2026.
During the three months ended September 30, 2026, cash from operations increased $3.9 million year over year, driven by a decrease of cash interest and tax payments of $1.4 million and $1.1 million, respectively, as well as favorable changes year-over-year in net working capital that is driven mostly by timing items. These items were partially offset by the operating income decrease described above.
Adjusted free cash flow increased by $8.5 million for the three months ended September 30, 2026, primarily driven by the increase in cash flow from operations as described above and a $3.6 million decrease in capital expenditures mainly driven by the timing of cash payments, and a $0.9 million decrease in capitalized software and website development costs.
Refer to the "Additional Non-GAAP Financial Measures" section of Management's Discussion and Analysis for the reconciliation of our non-GAAP financial measures.
U.S. Tariffs
The U.S. tariff environment remains volatile. The most recent developments include the U.S. government's implementation of broad-based Section 301 tariffs of 10% to 12.5% that replaced the 10% global rate that expired. Also, a 50% tariff on certain Canadian goods under Section 338 took effect on August 22, 2026. The Section 338 tariffs affect a small portion of products fulfilled in Canada for U.S. customers, and we are actively operationalizing supply chain and fulfillment adjustments to mitigate a substantial portion of any prospective cost impact.
During the first quarter of fiscal year 2027, we continued filing refund requests for IEEPA-based tariffs and recognized a benefit within cost of revenue in the amount of $7.5 million, which included all submitted and accepted Phase 2 IEEPA tariff refunds. We have not recognized any benefit for Phase 3 refund claims, since the acceptance and timing of the recovery of those claims remained uncertain as of September 30, 2026.
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
Total revenue and revenue growth by reportable segment for the three months ended September 30, 2026 and 2025 are shown in the following tables. The revenue by reportable segment includes inter-segment transactions, which is when one Cimpress business chooses to buy from or sell to another Cimpress business that is part of a different reportable segment. These transactions are eliminated in the inter-segment elimination line in the tables below.

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2026	2025	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
VistaPrint	$464,412	$454,909	2%	—%	2%	—%	2%
PrintBrothers	235,919	184,711	28%	2%	30%	(25)%	5%
The Print Group	109,274	96,710	13%	2%	15%	(13)%	2%
National Pen	104,365	103,209	1%	1%	2%	—%	2%
All Other Businesses	72,492	61,742	17%	—%	17%	—%	17%
Inter-segment eliminations	(52,410)	(38,004)
Total revenue	$934,052	$863,277	8%	1%	9%	(7)%	2%
_______________
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
For the three months ended September 30, 2026, the reported revenue growth of $70.8 million was primarily driven by $57.3 million from the addition of revenue from recently acquired businesses as compared to the prior fiscal year. Excluding the effect of changes in currency exchange rates, acquisitions, and inter-segment revenue, the largest increase in revenue was from our PrintBrothers business with an increase of $9.0 million for the three months ended September 30, 2026, partly driven by order volume growth. Additionally, our All Other Businesses reportable segment contributed $6.5 million of increased revenue for the three months ended September 30, 2026, partly driven by growth from our new strategic partnership with Canva, while our VistaPrint reportable segment contributed $6.2 million of increased revenue driven by growth in our elevated products. These items were offset in part by negative impacts from currency exchange rate fluctuations of $4.7 million.
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

In thousands	Three Months Ended September 30,
	2026	2025
Cost of revenue	$525,891	$460,476
% of revenue	56.3%	53.3%
For the three months ended September 30, 2026, year-over-year cost of revenue increased by $65.4 million and included $3.0 million benefit from currency exchange rate fluctuations. The increase is mostly driven by the addition of cost of revenue from our recently acquired businesses of $45.9 million. In addition, the increase in cost of revenue includes $5.9 million in increased net start-up costs for our North American manufacturing network, $5.8 million in increased depreciation and amortization, primarily tied to recent manufacturing equipment investments, and $1.8 million in higher net energy-related input costs. Cost of revenue was also impacted by $4.2 million of additional tariff costs on certain goods sold to U.S. customers, offset in part by a $7.5 million benefit from IEEPA tariff refunds related to costs previously incurred.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2026	2025
Technology and development expense	$86,153	$84,886
% of revenue	9.2%	9.8%
Marketing and selling expense	$223,865	$210,398
% of revenue	24.0%	24.4%
General and administrative expense	$63,193	$53,996
% of revenue	6.8%	6.3%
Amortization of acquired intangible assets	$4,936	$4,252
% of revenue	0.5%	0.5%
Restructuring expense (1)	$3,994	$298
% of revenue	0.4%	0.0%
(1) Refer to Note 14 in the accompanying consolidated financial statements for additional details.
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
For the three months ended September 30, 2026, year-over-year technology and development expense increased by $1.3 million primarily driven by higher year-over-year cash compensation costs of $1.7 million due in part by the addition of cash compensation costs from our recently acquired businesses. This increase was partially offset by a decrease of third-party technology costs of $1.0 million driven by efficiency gains from standardizing parts of our technology infrastructure and reducing our reliance on certain third-party tools.

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
For the three months ended September 30, 2026, year-over-year marketing and selling expenses increased by $13.5 million partly due to the addition of $5.9 million of costs from our recently acquired businesses. In addition, the increase was driven by higher year-over-year advertising spend of $5.5 million including testing into evolving marketing channels. Despite those increases, advertising expense as a percentage of revenue declined year over year. Other cost increases included higher cash compensation costs of $1.7 million.
General and administrative expense
General and administrative expense primarily consists of transaction costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
For the three months ended September 30, 2026, year-over-year general and administrative expenses increased by $9.2 million primarily due to the addition of $5.7 million of costs from our recently acquired businesses. The increase was also driven by an increase in long-term incentive cash compensation costs of $2.7 million due to changes in the estimated payout for certain businesses, and increased share-based compensation costs of $1.2 million. These increases were partially offset by a benefit from the non-recurrence of a $1.9 million sales tax reserve recognized in the first quarter of fiscal year 2026.
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
The following table summarizes the components of other income, net:

In thousands	Three Months Ended September 30,
	2026	2025
Gains on derivatives not designated as hedging instruments	$6,554	$3,451
Currency-related losses, net	(2,817)	(181)
Other gains	2,212	183
Total other income, net	$5,949	$3,453
The year-over-year changes in other income, net were primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and GBP contracts are the most significant exposures that we economically hedge. For three months ended September 30, 2026, increases in gains on derivatives not designated as hedging instruments included $1.8 million of lower realized losses recognized during the current fiscal quarter. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
For the three months ended September 30, 2026, the year-over-year interest expense, net decreased $1.7 million primarily due to a lower weighted-average interest rate (net of interest rate swaps) on our senior secured term loan, partly from year over year reductions in our benchmark rate, term SOFR.
Income tax expense

In thousands	Three Months Ended September 30,
	2026	2025
Income tax expense	$6,623	$17,838
Effective tax rate	117.6%	73.2%
For the three months ended September 30, 2026, income tax expense decreased compared to the prior year period primarily due to decreased income before income taxes and various immaterial discrete items in both periods.
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
VistaPrint

In thousands	Three Months Ended September 30,
	2026	2025	2026 vs. 2025
Reported Revenue	$464,412	$454,909	2%
Segment EBITDA	80,658	89,986	(10)%
% of revenue	17%	20%
Segment Revenue
VistaPrint's reported and constant-currency revenue growth for the three months ended September 30, 2026 was 2%. For the three months ended September 30, 2026, VistaPrint growth was strongest in elevated products, including promotional products, apparel and gifts, marketing materials and packaging. Partially offsetting these areas of growth was an increase in backlog at the end of the quarter that was influenced by a U.S. customs software disruption and a 2% decline in certain legacy products that include business cards and stationery. Additionally, we amended the terms of our Wix partnership, requiring a change of the revenue recognition from a gross to net basis, which weighed on VistaPrint's revenue growth by 50 basis points, but has no impact on profit.
Segment Profitability
VistaPrint segment EBITDA decreased by $9.3 million for the three months ended September 30, 2026, driven primarily by a gross profit decline, which included $5.1 million of increased planned investment in our North American manufacturing operations, $3.0 million of higher Canadian duty and tariff costs, and $0.7 million in energy-related cost increases, net of pricing changes. Additionally, performance advertising spend increased by $8.0 million which was driven in part by testing into evolving marketing channels. These decreases were partially offset by $4.2 million in lower operating expenses due in part to cost reduction actions taken over the past year. Foreign currency fluctuations negatively impacted segment EBITDA by $0.5 million year over year.
PrintBrothers

In thousands	Three Months Ended September 30,
	2026	2025	2026 vs. 2025
Reported Revenue	$235,919	$184,711	28%
Segment EBITDA	24,317	25,739	(6)%
% of revenue	10%	14%
Segment Revenue
PrintBrothers' reported revenue growth for the three months ended September 30, 2026 was positively affected by tuck-in acquisitions by 25%, partially offset by negative currency exchange rate fluctuation of 2%, resulting in organic constant-currency revenue growth of 5%. Organic constant-currency revenue growth was driven primarily by order volume growth in our largest business within the segment.
Segment Profitability
PrintBrothers segment EBITDA decreased by $1.4 million for the three months ended September 30, 2026, driven by a $3.2 million increase in variable long-term incentive compensation expense due in part to an expense catch-up for a long-term incentive program based on a change in probability of achievement. Currency exchange rate fluctuations had a negative $0.4 million impact year over year. These items were partially offset by $2.7 million in EBITDA contributions from recent tuck-in acquisitions (net of transaction-related costs), and organic gross profit growth driven by the revenue growth described above.
The Print Group

In thousands	Three Months Ended September 30,
	2026	2025	2026 vs. 2025
Reported Revenue	$109,274	$96,710	13%
Segment EBITDA	18,074	18,671	(3)%
% of revenue	17%	19%
Segment Revenue
The Print Group's reported revenue growth for the three months ended September 30, 2026 was positively affected by a tuck-in acquisition by 13%, partially offset by negative currency exchange rate fluctuation of 2%, resulting in constant-currency revenue growth of 2%. Organic constant-currency revenue growth was driven by increased fulfillment for other Cimpress businesses as we continue to optimize our manufacturing plant network and ramp volumes at our newer North American facility. External revenue remained relatively flat year over year, as we continue to experience a shift to lower overall order values in certain product categories, as well as continued declines in sales to reseller customers, offset by continued growth in sales to end customers.
Segment Profitability
The Print Group segment EBITDA decreased by $0.6 million for the three months ended September 30, 2026, driven by an organic gross profit decline, which included $0.5 million of energy-related input and shipping cost increases. Currency exchange rate fluctuations had a negative $0.3 million impact year over year. These items were partially offset by a $0.6 million EBITDA contribution from a recent acquisition, and increased cross-Cimpress fulfillment.

National Pen

In thousands	Three Months Ended September 30,
	2026	2025	2026 vs. 2025
Reported Revenue	$104,365	$103,209	1%
Segment EBITDA	5,372	(2,392)	325%
% of revenue	5%	(2)%
Segment Revenue
National Pen's reported revenue growth for the three months ended September 30, 2026 was negatively impacted by currency exchange rate fluctuation of 1%, resulting in constant-currency revenue growth of 2%, driven by an increase in fulfillment for other Cimpress businesses. External revenue was relatively flat year over year, as growth within the e-commerce channel was offset by the decline associated with a planned reduction in marketing spend.
Segment Profitability
National Pen's segment EBITDA increased $7.8 million for the three months ended September 30, 2026, and benefited from $7.3 million of U.S. tariff refunds. Currency exchange rate fluctuations had a negative $0.3 million impact year over year. Segment EBITDA growth was supported by lower advertising spend of $3.0 million, partially offset by a residual gross profit decline of $2.6 million, excluding tariff refunds, driven by increased energy-related input costs and tariff costs.
All Other Businesses
This segment includes BuildASign, Printi, and new channels that we are developing, including our strategic partnership with Canva.

In thousands	Three Months Ended September 30,
	2026	2025	2026 vs. 2025
Reported Revenue	$72,492	$61,742	17%
Segment EBITDA	5,427	9,080	(40)%
% of revenue	7%	15%
Segment Revenue
All Other Businesses' reported and constant-currency revenue growth for the three months ended September 30, 2026 was 17%. BuildASign, the largest business in this segment, delivered strong growth from fulfillment for other Cimpress businesses, as well as growth across home decor, signage and packaging categories. In addition, our new strategic partnership with Canva drove incremental revenue growth this quarter.
Segment Profitability
For the three months ended September 30, 2026, segment EBITDA decreased $3.7 million, largely driven by higher variable long-term incentive compensation expense of $1.4 million due to the non-recurrence of a benefit in the prior-year period, and $0.7 million of net increased start-up costs from the expansion of our North American production network. Segment EBITDA was also impacted by $0.9 million of additional tariff costs on certain goods sold to U.S. customers, partially offset by a $0.2 million benefit from IEEPA tariff refunds related to costs previously incurred. Partially offsetting the segment EBITDA decline was EBITDA contributions from our new strategic partnership with Canva.
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
During the three months ended September 30, 2026, year-over-year central and corporate costs decreased by $1.0 million, primarily due to a decrease in third-party technology costs of $2.3 million that was influenced by efficiency gains in our platform infrastructure, partially offset by higher unallocated share-based compensation expense of $0.8 million, driven by fluctuations in the attainment levels year over year associated with the performance conditions of our performance share units.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$28,929	$25,059
Net cash used in investing activities	(169,119)	(42,818)
Net cash provided by (used in) financing activities	14,194	(14,656)
The cash flows during the three months ended September 30, 2026 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $53.6 million primarily related to adjustments for depreciation and amortization of $44.3 million, and share-based compensation costs of $16.1 million, offset in part by deferred taxes of $3.7 million and unrealized currency-related gains of $2.8 million.
•Net proceeds from borrowings of debt of $31.3 million, including borrowings on the revolving credit facility, offset by our term loan amortization payments. Refer to Note 9 in the accompanying consolidated financial statements for additional details.
•Proceeds from the sale of assets of $1.1 million, primarily related to the sale and replacement of smaller production equipment assets across several businesses.
•Proceeds from the settlement of derivatives designated as hedging instruments of $0.6 million.
•Proceeds from the exercise of options of $0.2 million.
Cash outflows:
•Business acquisitions, net of cash acquired of $131.6 million, which related to a tuck-in acquisition that is included in our PrintBrothers reportable segment. Refer to Note 6 in the accompanying consolidated financial statements for additional details.
•Net working capital outflows of $23.7 million, primarily due to increases in inventory levels in preparation for our peak season in the second quarter, as well as higher receivables driven by typical volume increases in September, offset in part by a net increase in current liabilities due to timing.
•Capital expenditures of $22.8 million, of which the majority is related to the purchase of manufacturing and automation equipment and expansion of our North American production network.
•Internal and external costs of $16.4 million for software and website development that we have capitalized.
•Payment of withholding taxes in connection with share awards of $13.8 million, primarily driven by the vesting of restricted and performance share units.
•Payments for finance lease arrangements of $3.1 million.
•Net loss of $1.0 million.
•Purchase of noncontrolling interests of $0.4 million. Refer to Note 11 in the accompanying consolidated financial statements for additional details.
Additional Liquidity and Capital Resources Information. At September 30, 2026, we had $120.1 million of cash and cash equivalents and $1,667.6 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three months ended September 30, 2026, we financed our operations and strategic investments through internally generated cash flows from operations, cash on hand, and borrowings on our Revolving Credit Facility. We expect to finance our future operations through our cash, operating cash flow, and borrowings under our debt arrangements.

We have historically used excess cash and cash equivalents for organic investments, share repurchases, acquisitions and equity investments, and debt reduction. During the three months ended September 30, 2026, we did not purchase or retire any of our ordinary shares. We evaluate share repurchases, as any other use of capital, relative to our view of the impact on our intrinsic value per share compared against other opportunities.
Supply Chain Financing Program. As part of our ongoing efforts to manage our liquidity, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. We facilitate a voluntary supply chain finance program through a financial intermediary to allow our suppliers to receive funds earlier than our contractual payment date. We do not believe there is a substantial risk that our payment terms will be shortened in the near future. Refer to Note 13 of the accompanying consolidated financial statements for additional information.
Indefinitely Reinvested Earnings. As of September 30, 2026, a portion of our cash and cash equivalents were held by our subsidiaries. We do not intend to repatriate the funds held by certain subsidiaries as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at September 30, 2026 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$157,858	$23,951	$51,909	$31,099	$50,899
Purchase commitments	310,257	87,496	116,296	103,229	3,236
Senior secured credit facility and interest payments (2)	1,578,860	111,188	158,756	158,510	1,150,406
2032 Notes and interest payments	757,314	38,719	77,438	77,438	563,719
Other debt	13,131	7,311	1,587	1,062	3,171
Finance leases, net of subleases (1)	60,776	10,222	22,055	15,246	13,253
Total (3)	$2,878,196	$278,887	$428,041	$386,584	$1,784,684
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Interest payments are based on the interest rate as of September 30, 2026 and assume all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $1.7 million as of September 30, 2026 have been excluded from the contractual obligations table above. See Note 10 in our accompanying consolidated financial statements for additional information on uncertain tax positions.
Operating Leases. We rent manufacturing facilities and office space under operating leases expiring on various dates through 2046. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $4.5 million in the aggregate outstanding as of September 30, 2026.
Purchase Commitments. At September 30, 2026, we had unrecorded commitments under contract of $310.3 million. Purchase commitments consisted of third-party cloud services of $192.6 million; third-party fulfillment and digital services of $70.1 million; software of $30.8 million; professional and consulting fees of $11.4 million; production and computer equipment purchases of $1.7 million; advertising of $1.1 million; and other commitments of $2.4 million.
Senior Secured Credit Facility and Interest Payments. As of September 30, 2026, we had $35.0 million in outstanding borrowings under our $250.0 million senior secured revolving credit facility. After accounting for outstanding borrowings and letters of credit, available borrowing capacity under the credit facility was $197.7 million. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and if the aggregate principal amount of outstanding revolving loans, swingline loans and unreimbursed letter of credit disbursements made under the Revolving Credit Facility exceeds 20% of the aggregate revolving commitments as of the last day of any fiscal quarter, then we are subject to a financial maintenance covenant requiring that the Consolidated Leverage Ratio calculated as of the last day of such quarter may not exceed 4.50 to 1.00. Any amounts drawn under the Revolving Credit Facility will be due on June 4, 2031. Interest payable included in the above table is based on the interest rate as of September 30, 2026 and assumes all Term SOFR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule. As of September 30, 2026, we have borrowings under our Restated Credit Agreement of $1,129.5 million, consisting of the revolving credit facility of $35.0 million and the term loan of $1,094.5 million. The term loan amortizes over the loan period, with a scheduled maturity date of June 4, 2033.
2032 Senior Notes and Interest Payments. Our $525.0 million 2032 Notes bear interest at a rate of 7.375% per annum and mature on September 15, 2032. Interest on the 2032 Notes is payable semi-annually on March 15 and September 15 of each year. Refer to Note 9 in the accompanying consolidated financial statements for additional information.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 2032 Notes contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of September 30, 2026, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2032 Notes. Refer to Note 9 in the accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2026, we had $13.1 million outstanding for those obligations that have repayments due on various dates through September 2037.
Finance Leases. We lease certain facilities, machinery, and plant equipment under finance lease agreements that expire at various dates through 2037. The aggregate carrying value of the leased assets under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2026 is $49.3 million, net of accumulated depreciation of $28.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2026 amounts to $56.0 million.
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
The table below sets forth net (loss) income and adjusted EBITDA for the three months ended September 30, 2026 and 2025:

In thousands	Three Months Ended September 30,
	2026	2025
Net (loss) income	$(991)	$6,520
Exclude expense (benefit) impact of:
Income tax expense	6,623	17,838
Interest expense, net	26,337	28,066
Other income, net	(5,949)	(3,453)
Depreciation and amortization	44,280	36,618
Share-based compensation expense (1)	15,911	14,793
Certain impairments and other adjustments	252	727
Restructuring-related charges	3,994	298
Include certain items that are a part of Other income, net:
Proceeds from insurance	210	—
Realized losses on currency derivatives (2)	(847)	(2,692)
Adjusted EBITDA	$89,820	$98,715
_________________
(1) Share-based compensation expense excludes the portion included in restructuring-related charges to avoid double counting.
(2) Realized losses include only the impacts of certain currency derivative contracts that are intended to hedge our adjusted EBITDA exposure to foreign currencies for which we do not apply hedge accounting. Refer to Note 4 in our accompanying consolidated financial statements for further information.
The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three months ended September 30, 2026 and 2025:

In thousands	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$28,929	$25,059
Purchases of property, plant and equipment	(22,803)	(26,353)
Capitalization of software and website development costs	(16,429)	(17,286)
Proceeds from the sale of assets	1,053	821
Adjusted free cash flow	$(9,250)	$(17,759)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents, and debt.
As of September 30, 2026, our cash and cash equivalents consisted of standard depository accounts, which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2026, we had $1,129.5 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable-rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2026, a hypothetical 100 basis point increase in rates, inclusive of the impact of our outstanding interest rate swaps that are accruing interest as of September 30, 2026, would result in a $7.4 million increase to interest expense over the next 12 months. This does not include any yield from cash and marketable securities.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either: 1) U.S. dollar loans or 2) are non-U.S. dollar loans that we hedge with cross-currency swap and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $6.8 million on our income before income taxes for the three months ended September 30, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We did not repurchase any of our ordinary shares during the three months ended September 30, 2026.
Item 5. Other Information
On August 4, 2026, Florian Baumgartner, our Executive Vice President and Chief Executive Officer, VistaPrint, adopted a plan for the sale of Cimpress ordinary shares that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and that expires on January 31, 2027. The plan provides for sales, on dates and at prices set forth in the plan, of up to 30,688 ordinary shares held by Mr. Baumgartner as of the date of the plan adoption.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101	The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 29, 2026                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)